Form 10QSB
period 1995-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1995-08-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:                  Commission File Number:  0-8508
                  June 30, 1995

                        NORTHWEST TELEPRODUCTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                  Minnesota                                           41-0641789
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                                  Identification
                                                                Number)


4455 West 77th Street
Minneapolis, MN 55435
(Address of Principal Executive Offices)



Issuer's telephone number including Area Code:  612-835-4455

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   x                            No

1,356,425 shares of $.01 par value common stock were outstanding at July 31, 1995.

Transitional Small Business Disclosure Format (Check one):

                           Yes                                No   x

                                     PART 1
                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30, 1995           March 31,
                                                                            (Unaudited)             1995 (1)

ASSETS:

CURRENT ASSETS:
         Cash                                                                      $    37,127   $   271,258
         Trade accounts receivable less doubtful accounts                            2,895,534     2,663,586
             reserve of $106,000 and $101,000 respectively
         Inventory                                                                     220,847       212,886
         Refundable income taxes                                                       336,066       199,565
         Deferred income taxes                                                          75,000        75,000
         Current portion of note receivable                                             99,831        99,831
         Other assets                                                                  156,043       107,992
                                                                                   -----------   -----------
TOTAL CURRENT ASSETS:

PROPERTY, PLANT AND EQUIPMENT:                                                       3,820,448     3,630,118
         Land, buildings and improvements                                            3,612,620     3,507,677
         Machinery and equipment                                                    20,736,685    20,554,284
                                                                                   -----------   -----------
                                                                                    24,349,305    24,061,961

         Less accumulated depreciation                                              16,207,215    15,671,779
                                                                                   -----------   -----------

                                                                                     8,142,090     8,390,182

GOODWILL, less accumulated amortization of $585,959                                  1,102,252     1,116,226
and $571,985 respectively

NOTE RECEIVABLE, less current portion                                                  168,226       200,475

OTHER ASSETS                                                                           421,356       175,782
                                                                                   -----------   -----------

                                                                                     1,691,834     1,492,483
                                                                                   -----------   -----------

                                                                                   $13,654,372   $13,512,783
                                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS EQUITY:

CURRENT LIABILITIES:
         Notes payable                                                             $ 1,255,000   $   800,000
         Accounts payable                                                              413,915       281,131
         Commissions, salaries and withholding                                         393,964       429,319
         Miscellaneous accounts payable and accrued                                    578,426       208,731
              expenses
         Other liabilities                                                             136,745       138,539
         Payments due within one year on term obligations                            1,771,584     1,806,914
                                                                                   -----------   -----------

TOTAL CURRENT LIABILITIES                                                            4,549,634     3,664,634

DEFERRED INCOME TAXES                                                                  813,000       813,000

LONG TERM DEBT AND CAPITAL LEASES, less                                              1,958,238     2,202,437
     current portion

OTHER LONG TERM LIABILITIES, less current                                              109,465
     portion

STOCKHOLDERS' EQUITY:
         Common stock                                                                   13,564        15,545
         Additional paid-in capital                                                    577,123       680,596
         Retained earnings                                                           5,633,348     6,136,571
                                                                                   -----------   -----------

                                                                                     6,224,035     6,832,712
                                                                                   -----------   -----------

                                                                                   $13,654,372   $13,512,783
                                                                                   ===========   ===========



(1)The balance sheet at March 31, 1995 has been taken from the audited financial statements at that date.

  See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,

                                                                             1995          1994
                                                                             ----          ----

NET SALES                                                              $ 3,043,656    $ 3,225,371

COSTS AND EXPENSES:

         Costs of products and services sold                             2,650,681      2,505,705

         Selling, general and administrative                               645,559        617,110

         Interest                                                          110,640         81,356
                                                                       -----------    -----------

                                                                         3,409,880      3,204,171
                                                                       -----------    -----------

                                                                          (363,224)        21,200

OTHER INCOME                                                                19,501         13,520
                                                                       -----------    -----------

EARNINGS (LOSS) BEFORE TAXES ON                                           (343,723)        34,720
INCOME

TAXES ON INCOME (INCOME TAX                                               (135,000)        11,000
                                                                       -----------    -----------
CREDIT)

NET EARNINGS (LOSS)                                                    ($  208,723)   $    23,720
                                                                       ===========    ===========

NET EARNINGS (LOSS) PER SHARE (1)                                      ($      .14)   $       .02
                                                                       ===========    ===========



   (1) Net earnings (loss) per share are based on the weighted average number of common shares outstanding during the periods as follows:

                  Three months:             June 30, 1994    1,574,525
                                            June 30, 1995    1,523,427



See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                                 JUNE 30

                                                      1995                 1994
                                                      ----                 ----

CASH FLOW-OPERATING ACTIVITIES:

         Net (loss) earnings                          ($  208,723)   $    23,720

         Adjustments:

           Depreciation                                   535,436        537,376

           Amortization of goodwill                        13,974         13,974

           Decrease (Increase) in trade receivables      (231,948)       713,530

           Other - net                                    168,955       (104,768)
                                                      -----------    -----------

         Net cash provided by operating activities        277,694      1,183,832

CASH FLOW-INVESTING ACTIVITIES:

         Property, plant and equipment additions         (287,344)      (679,949)

CASH FLOW-FINANCING ACTIVITIES:

         Advances on line of credit                       455,000        308,000

         Payments on long term borrowing                 (279,529)      (940,131)

         Repurchase of common stock                      (399,950)

         Net cash used in financing activities           (224,479)      (632,131)
                                                      -----------    -----------

NET (DECREASE) INCREASE IN CASH                       ($  234,129)   ($  128,248)
                                                      ===========    ===========





See notes to condensed consolidated financial statements.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of June 30, 1995, the consolidated statements of operations for the three month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flow for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1995 and for all periods presented have been made.

         Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 annual report to shareholders. The results of operation for the period ended June 30, 1995 are not necessarily indicative of the results for the full year.


NOTES PAYABLE AND LONG TERM DEBT

         At June 30, 1995, the Company was not in compliance with certain financial covenant requirements under the current debt agreement. This results from the purchase of approximately $600,000 of capital equipment and the repurchase of 198,100 shares of the Company's common stock at a cost of $400,000 utilizing the Company's short term line of credit. These expenditures were approved by the lender and will be taken into account at the time of renewal of the short term line of credit in August 1995 at which time financial covenant requirements are modified.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                       LIQUIDITY AND CAPITAL REQUIREMENTS

     Fiscal 1996 first quarter operating cash requirements were met from cash available at March 31, 1995, cash flow from operations and short term borrowing. During the quarter the Company repurchased common stock costing $400,000, acquired $287,000 of capital equipment and reduced term debt obligations by $280,000.

         In the opinion of management, the Company's present financial position is such that adequate funds from operations will be available to meet operating requirements and fund debt maturities.


        RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1995 COMPARED
                    WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

         Sales for the quarter ended June 30, 1995 of $3,043,656 compare with sales of $3,225,371 in the first quarter of the prior year, a 6% decrease. Reduced revenue resulting from Department of Defense contract production delays was partially offset by increased revenue from other sources.


COSTS OF PRODUCTS AND SERVICES SOLD

         Cost of products and services sold for the quarter ended June 30, 1995 equaled 87% of sales as compared to a cost of sales rate of 78% in the first quarter of the prior year. Reduced sales along with increased full service production, which is characterized by higher direct job related costs, explain this increase in the cost of sales rate.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first three months of fiscal 1996 totaled $645,559, an increase of $28,449, or 4% over the prior year.


INTEREST EXPENSE

     Interest for the three months ended June 30, 1995 totaled $110,640 compared with expense of $81,356 in the first quarter of the prior year. An increase in the rate of interest on the Company's variable rate debt, resulting form an increase in the reference rate, along with increased short term borrowing explains the increased expense.


INCOME TAX CREDIT/TAXES ON INCOME

         The 40% income tax credit for the first quarter of fiscal 1996 reflects the availability of a loss carryback. The tax provision for the first quarter of the prior year reflects the Company's historical effective tax rates.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 17, 1993, an action (the "Shaw Litigation") was filed against the Registrant's wholly-owned subsidiary, Northwest Teleproductions/Kansas City, Inc. (the "Kansas City Subsidiary"), in the Circuit Court of Jackson County, Missouri at Kansas City by plaintiffs, Kansas City Post, Inc. and James L. Shaw. On February 10, 1994 the plaintiffs amended their complaint and added the Registrant as a defendant. The plaintiffs alleged breach of an alleged contract, promissory estoppel and misrepresentation relating to the April 1993 sales to other parties of the assets of the Kansas City Subsidiary. The plaintiffs sought recovery from the Registrant of the unspecified amount of damages alleged to be in excess of $15,000 plus punitive damages of at least $2 million. On December 31, 1994, without admitting liability, the Registrant paid the plaintiffs $175,000 in settlement of the Shaw Litigation and received releases from the plaintiffs.

         January 30, 1995, an action (the "McCone Litigation") was filed against the Registrant and its wholly-owned subsidiary, Northwest Teleproductions/Kansas City, Inc. (the "Kansas City Subsidiary"), in the Circuit Court of Jackson County, Missouri at Kansas City by Plaintiffs, Mark D. McCone, Daniel L.
Nussbeck and Midwest Teleproductions, Inc. (the "Buyers"). In April 1993, the Buyers purchased the assets of the Registrant's Kansas City Subsidiary. A plaintiff in the McCone Litigation was also named as defendant along with the Registrant, in the Shaw Litigation described above. The plaintiffs in the McCone Litigation allege breach of contract and misrepresentation by the Registrant in connection with the April 1993 sale and seek recovery of damages alleged to be $141,629 (an amount the plaintiffs allege represents revenue lost by the Buyers as a result of the Shaw Litigation, costs and expenses incurred by the Buyers in defending against the Shaw Litigation and amounts paid by the Buyers to settle the Shaw Litigation). The plaintiffs in the McCone Litigation also have requested punitive damages, attorneys' fees, costs and interest. The Registrant has not yet filed an answer but believes the plaintiffs' claims are without merit and presently intends to defend its position vigorously.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES


Item 6.           Exhibits and Reports on Form 8-K

                  Exhibits:

                  27 - Financial Data Schedule

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended June 30, 1995.


                                                    Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1995                         NORTHWEST TELEPRODUCTIONS, INC.
                                               (Registrant)

                                               By /s/ Robert Mitchell
                                                  Robert Mitchell
                                                    President

                                               By /s/ James Steffen
                                                  James Steffen
                                                    Treasurer

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED JUNE 30, 1995



Exhibit No.                         Description

27                                  Financial Data Schedule