Form 10QSB
period 1995-09-30
NORTHWEST TELEPRODUCTIONS INC
filed 1995-11-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,D.C. 20549

                                  Form 10-QSB




                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:          Commission File Number:
            September 30,1995                         0-8508

                         NORTHWEST TELEPRODUCTIONS,INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Minnesota                            41-0641789
    (State or Other Jurisdiction of               (I.R.S Employer
    Incorporation or Organization)                Identification
                                                    Number)
     4455 West 77th Street
     Minneapolis, MN                       55435
     (Address of Principal                 (Zip Code)
     Executive Offices)


     Issuer's telephone number including Area Code:  612-835-4455

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes___X____   No_________

     1,356,425 shares of $.01 par value common stock were outstanding at October 31,1995

     Transitional Small Business Disclosure Format (Check one):

                     Yes________   No___X______

                        NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES


                                     INDEX

                                  FORM 10-QSB

                               September, 30 1995



     PART 1.

                                                         Page No.
                                                       -----------

     Consolidated Balance Sheets:
     September 30, 1995 and March 31, 1995

     Consolidated Statements of Operations:
     Three Months Ended September 30, 1995 & 1994
     Six Months Ended September 30, 1995 & 1994

     Condensed  Consolidated Statements of Cash Flow:
     Six Months Ended September 30, 1995 & 1994

     Notes to Condensed Consolidated Financial
        Statements

     Management's Discussion and Analysis


     Other Information


     Exhibit Index

                                     PART 1

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30   MARCH 31
ASSETS:                                                    1995            1995
                                                          (Unaudited)        *

CURRENT ASSETS:
Cash                                                     $  146,427     $  271,258
Trade accounts receivable less doubtful accounts
  reserve of $119,000 and $101,000 respectively           2,972,927      2,663,586
Inventory                                                   235,056        212,886
Refundable income taxes                                     281,066        199,565
Deferred income taxes                                        75,000         75,000
Current portion of note receivable                           99,831         99,831
Other assets                                                200,213        107,992
                                                         ----------     ----------
TOTAL CURRENT ASSETS                                      4,010,520      3,630,118
PROPERTY,PLANT AND EQUIPMENT:
Land,buildings and improvements                           3,574,853      3,507,677
Machinery and equipment                                  21,428,258     20,554,284
                                                        ------------    -----------
                                                         25,003,111     24,061,961
Less accumulated depreciation                            16,745,338     15,671,779
                                                        -----------     ----------
                                                          8,257,773      8,390,182
GOODWILL,less accumulated amortization of $599,933
  and $571,985 respectively                               1,088,278      1,116,226
NOTE RECEIVABLE,less current portion                        142,190        200,475
OTHER ASSETS                                                378,831        175,782
                                                          ---------     -----------
                                                          1,609,299      1,492,483

                                                        -----------    -----------
                                                        $13,877,592    $13,512,783


LIABILITIES AND STOCKHOLDERS'EQUITY:
CURRENT LIABILITIES:
Notes payable                                             $590,000        800,000
Accounts payable                                           403,681       $281,131
Commissions, salaries and withholding                      514,951        429,319
Miscellaneous accounts payable and accrued
  expenses                                                  58,420        208,731
Other liabilities                                          515,401        138,539
Payments due within one year on term obligations         1,946,919      1,806,914
                                                        ----------      ---------
TOTAL CURRENT LIABILITIES                                4,029,372      3,664,634
DEFERRED INCOME TAXES                                      813,000        813,000
LONG TERM DEBT AND CAPITAL LEASES, less current portion  2,713,484      2,202,437
OTHER LONG TERM LIABILITIES, less current portion            8,072
STOCKHOLDERS'EQUITY: Common stock                           13,564         15,545
Additional paid-in capital                                 577,123        680,596
       Retained earnings                                 5,722,977      6,136,571

                                                         6,313,664      6,832,712
                                                       -----------    -----------
                                                       $13,877,592    $13,512,783


*The balance  sheet at March  31,1995 has been taken from the audited  financial
statements  at  that  date.  See  notes  to  condensed   consolidated  financial
statements.

                NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER  30
                                          1995          1994         1995          1994

NET SALES                              $3,500,872   $3,193,972   $6,544,528     $6,419,343

COSTS AND EXPENSES:
Costs of products and services sold     2,664,969    2,431,574    5,315,650      4,937,279
Selling,general and administrative        583,474      645,980    1,229,033      1,263,090
Interest                                  121,176       93,253      231,816        174,609
                                        ---------    ---------    ---------      ---------
                                        3,369,619    3,170,807    6,776,499      6,374,978

                                          131,253       23,165     (231,971)        44,365
OTHER INCOME                               13,371       16,223       32,872         29,743
                                        ---------    ---------     ---------     ---------
EARNINGS (LOSS) BEFORE TAXES ON INCOME    144,624       39,388     (199,099)        74,108

TAXES ON INCOME  (INCOME TAX CREDIT)       55,000       11,000      (80,000)        22,000
                                          --------     -------    ----------       -------
NET EARNINGS(LOSS)                        $89,624      $28,388    ($119,099)       $52,108
NET EARNINGS (LOSS) PER SHARE (1)            $.07         $.02        ($.08)          $.03



 (1) Net earnings (loss) per share are based on the weighted average number of common shares outstanding during the periods as follows:

                                THREE MONTHS:  SEPTEMBER 30, 1994     1,574,525
                                               SEPTEMBER 30, 1995     1,356,425
                                SIX MONTHS:    SEPTEMBER 30, 1994     1,574,525
                                               SEPTEMBER 30, 1995     1,439,926


     See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 1995          1994

     CASH FLOW-OPERATING ACTIVITIES:
       Net (loss) earnings                                   $ (119,099)    $  52,108
       Adjustments:
         Depreciation                                         1,073,559      1,074,762
         Amortization of goodwill                                27,948         27,948
         Decrease ( Increase)  in trade receivables            (309,341)      (101,880)
         Other - net                                            102,152         65,191
                                                             ___________     __________

       Net cash provided by operating activities                775,219      1,118,129

     CASH FLOW - INVESTING ACTIVITIES:
       Property, plant and equipment additions                 (941,150)    (1,516,405)

     CASH FLOW - FINANCING ACTIVITIES:

       Advances on line of credit                              (210,000)       703,000
       Payments on long term borrowing                         (798,948)    (1,313,194)
       Long Term Borrowing                                    1,450,000        800,000
       Repurchase of common stock                              (399,950)
                                                              __________    ___________

       Net cash used in financing activities                     41,102        189,806
                                                              __________    ___________

     NET (DECREASE) INCREASE IN CASH                          ($124,829)     ($208,470)


      See notes to condensed consolidated financial statements.

                          NORTHWEST TELEPRODUCTIONS, INC.

                                   AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three and six month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1995 and for all periods presented have been made.

     Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 annual report to shareholders. The results of operation for the period ended September 30, 1995 are not necessarily indicative of the results for the full year.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     LIQUIDITY AND CAPITAL REQUIREMENTS

     Operating cash requirements for the first six months of fiscal 1996 were met from cash available at March 31, 1995, cash flow from operations and short term borrowing. During the period the Company repurchased common stock costing $400,000, acquired $941,000 of capital assets, borrowed $1,450,000 through amendment of the Company's term debt agreement and made payments of $800,000 on term debt obligations.

     In the opinion of management, the Company's present financial position is such that adequate funds from operations will be available to meet operating requirements and fund debt maturities.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30,1995 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.


     SALES

     Sales for the six months ended September 30, 1995 of $6,544,528 compare with sales of $6,419,343 for the corresponding period of the prior year, a 2% increase. Sales for the first quarter were adversely impacted by reduced Department of Defense contract production which returned to an average level in the second quarter which also experienced an increase in other sales.

     COSTS OF PRODUCTS AND SERVICES SOLD

     Cost of products and services sold for the six months ended September 30, 1995 equaled 81% of sales as compared to a cost of sales rate of 77% in the corresponding period of the prior year. An unusually high rate of 87% resulting from reduced sales in the first quarter, declined to a rate of 76% in the second quarter reflecting the 15% increase in sales when compared to the first quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the first six months of fiscal 1996 totaled $1,229,033, a decrease of $34,057, or 3% over the prior year.


     INTEREST EXPENSE

     Interest expense for the six months ended September 30, 1995 totaled $231,816 compared with expense of $174,609 in the prior year. Increased overall borrowing in the current year, along with an increase in rates on the Company's variable rate debt, explains the increased expense.


     INCOME TAX CREDIT/TAXES ON INCOME

     The 40% income tax credit for the first six months of fiscal 1996 reflects the availibility of a loss carryback. The tax provision for the first quarter of the prior year reflects the Company's historical effective tax rates.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

     SALES

     Sales for the quarter ended September 30, 1995 of $3,500,872 compare with sales of $3,193,972 in the second quarter of the prior year, a 10% increase. A return to an average level of Department of Defense contract production along with a company wide increase in other sales accounts for this increase.

     COST OF PRODUCTS AND SERVICES SOLD

     Cost of products and services sold for the quarter ended September 30, 1995 equaled 76% of sales, the same as in the second quarter of the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the second quarter of fiscal 1996 totaled $583,474, a decrease of $62,506 or 10% under the prior year. Completion of the amortization of organizational costs and non-compete agreements applicable to the Chicago acquisition in 1990 account for the primary portion of this decrease.

     INTEREST EXPENSE

     Interest  for the three months ended  September  30, 1995 totaled  $121,176 compared with expense of $93,253 in the second quarter of the prior year. An increase in the rate of interest on the Company's variable rate debt resulting from an increase in the reference rate, along with increased borrowing explains the increased expense.

     INCOME TAX CREDIT/TAXES ON INCOME

     The 40% income tax credit for the first quarter of fiscal 1996 reflects the availability of a loss carryback. The tax provision for the second quarter of the prior year reflects the Company's historical effective tax rates.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION

Item 3.        Legal Proceedings
               -------------------

     On September 17, 1993, an action (the "Shaw Litigation") was filed aginst the Registrant's wholly-owned subsidiary, Northwest Teleproductions/Kansas City, Inc. (the "Kansas City Subsidiary"), in the Circuit Court of Jackson County, Missouri, at Kansas City by plaintiffs, Kansas City Post, Inc., and James L. Shaw. On February 10, 1994, the plaintiffs amended their complant and added the Registrant as a defendant. The plaintiffs alleged breach of an alleged contract, promissory estoppel and misrepresentation relating to the April 1993 sales to other parties of the assets of the Kansas City Subsidiary. The plaintiffs sought recovery from the Registrant of the unspecified amount of damages alleged to be in excess of $15,000 plus punitive damages of at least $2 million. On December 31, 1994, without admitting liability, the Registrant paid the plainitffs $175,000 in settlement of the Shaw Litigation and received releases from the plantiffs.

     On January 30, 1995, an action (the "McCone Litigation") was filed against the Registrant and its wholly-owned subsidiary, Northwest Teleproductions/Kansas City, Inc. (the "Kansas City Subsidiary"), in the Circuit Court of Jackson County, Missouri at Kansas City by Plaintiffs, Mark D. McCone, Daniel L. Nussbeck and Midwest Teleproductions, Inc. (the "Buyers.") In April 1993, the Buyers purchased the assets of the Registrant's Kansas City Subsidiary. A plaintiff in the McCone Litigation was also named as defendant, along with the Registrant, in the Shaw Litigation described above. The plaintiffs in the McCone Litigation allege breach of contract and misrepresentation by the Registrant in connection with the April 1993 sale and seek recovery of damages alleged to be $141,629 (an amount the planiitffs allege represents revenue lost by the Buyers as a result of the Shaw Litigation, costs and expenses incurred by the Buyers in defending against the Shaw Litigation and amounts paid by the Buyers to settle the Shaw Litigation). The plaintiffs in the McCone Litigation also have requested punitive damages, attorneys' fees, costs and interest. The Registrant believes the plainitffs' claims are without merit and presently intends to defend its position vigorously. The matter has been scheduled for trial on November 20, 1995.


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------


     (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, July 27, 1995.

     (b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 1,133,107 shares in favor, with 8,347 shares against, 7,879 shares abstaining and no shares represented by broker nonvotes.

     (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee                   Number of Votes For       Number of Votes Withheld
-------                   -------------------       ------------------------

James S. Fish                1,120,238                       29,050
John G. Lindell              1,122,683                       29,650
Jane K. Mauer                1,122,683                       29,650
Robert C. Mitchell           1,122,683                       29,650
Gerald W. Simonson           1,122,683                       29,650

     (d) At the Annual meeting the shareholders approved the appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year by a vote of 1,138,120 shares in favor, with 5,304 shares against, 5,909 shares abstaining and no shares represented by broker nonvotes.

                                NORTHWEST TELEPRODUCTIONS, INC.
                                      AND SUBSIDIARIES



     Item 6.        Exhibits and Reports on Form 8-K
                    --------------------------------

     (a) Exhibits.
         --------

               See Exhibit Index on page following signatures.

     (b) Reports on Form 8-K.
         -------------------

               There were no reports on Form 8-K filed for the three months ended September 30, 1995


                             Signatures
                            ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:                              NORTHWEST TELEPRODUCTIONS,INC.
     November 13, 1995                   (Registrant)


                                   By   /s/ Robert Mitchell
                                     _____________________________________
                                     Robert Mitchell
                                     President

                                   By   /s/ James Steffen
                                     _____________________________________
                                     James Steffen
                                     Treasurer

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                        -------------------------------

                                 EXHIBIT INDEX
                                       TO
                                  Form 10-QSB
                      For Quarter Ended September 30,1995

                        -------------------------------

Exhibit No.         Description

10.1 Twelfth Amendment to Credit Agreement and Second Amendment to Replacement First Term Note, dated August 25, 1995 between Registrant and Norwest Bank Minnesota, National Association

27                  Financial Data Schedule