Form 10QSB
period 1995-12-31
NORTHWEST TELEPRODUCTIONS INC
filed 1996-02-13
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                          Commission File Number:
December 31, 1995                                                  0-8508

                         NORTHWEST TELEPRODUCTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                                                        41-0641789
(State or Other Jurisdiction of                                (I.R.S Employer
Incorporation or Organization)                                 Identification
                                                                   Number)

                              4455 West 77th Street
                              Minneapolis, MN                    55435
                        (Address of Principal Executive Offices)(Zip Code)


          Issuer's telephone number including Area Code: 612-835-4455

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes___X____ No_________

     1,356,425 shares of $.01 par value common stock were outstanding at January 31,1996

           Transitional Small Business Disclosure Format (Check one):

                            Yes________ No___X______

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARES

                                     INDEX

                                  FORM 10-QSB

                               DECEMBER 31, 1995

                                     PART 1



Consolidated Balance Sheets:
December 31, 1995 and March 31, 1995

Consolidated Statements of Operations:
Three Months Ended December 31, 1995 and 1994
Nine Months Ended December 31, 1995 and 1994

Condensed Consolidated Statements of Cash Flow:
Nine Months Ended December 31, 1995 and 1994

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis

Other Information

Exhibit Index

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31                  MARCH 31
                                                                                        1995                       1995
       ASSETS:                                                                       (Unaudited)                     *
       CURRENT ASSETS:
                                                                                 =====================  =========================
          Cash                                                                      $ 142,334                   $271,258
          Accounts receivable less doubtful accounts reserve
          of $128,000 and $101,000 respectively                                     2,655,450                  2,663,586
          Inventory                                                                   221,713                    212,886
          Refundable income taxes                                                     301,708                    199,565
          Deferred income taxes                                                        75,000                     75,000
          Current portion of note receivable                                           99,830                     99,831
          Other assets                                                                 82,475                    107,992

                                                                                  ---------------------  -------------------------
          TOTAL CURRENT ASSETS                                                      3,578,510                  3,630,118
          PROPERTY, PLANT AND EQUIPMENT:
             Land, buildings and improvements                                       3,591,760                  3,507,677
             Machinery and equipment                                               21,653,494                 20,554,284

                                                                                  ---------------------  -------------------------
                                                                                   25,245,254                 24,061,961
             Less accumulated depreciation                                         17,283,482                 15,671,779

                                                                                  ---------------------  -------------------------
                                                                                    7,961,772                  8,390,182
          GOODWILL, less accumulated amortization of $613,907
           and $571,985 respectively                                                1,074,304                  1,116,226
          NOTE RECEIVABLE, less current portion                                       106,157                    200,475
          OTHER ASSETS                                                                447,598                    175,782

                                                                                  ---------------------  -------------------------
                                                                                    1,628,059                  1,492,483

                                                                                  ---------------------  -------------------------
                                                                                   $13,168,341                $13,512,783


          LIABILITIES AND STOCKHOLDERS' EQUITY:
          CURRENT LIABILITIES:
            Notes payable                                                             $950,000                    800,000
            Accounts payable                                                           320,416                   $281,131
            Commissions, salaries and withholding                                      418,918                    429,319
            Miscellaneous accounts payable and accrued expenses                         96,898                    208,731
            Other liabilities                                                                                     138,539
            Payments due within one year on term obligations                         1,844,200                  1,806,914

                                                                                 ---------------------  -------------------------
          TOTAL CURRENT LIABILITIES                                                  3,630,432                  3,664,634
          DEFERRED INCOME TAXES                                                        813,000                    813,000
          LONG TERM DEBT AND CAPITAL LEASES, less current portion                    2,464,929                  2,202,437
          OTHER LONG TERM LIABILITIES, less current portion
          STOCKHOLDERS' EQUITY:
            Common stock                                                                13,564                     15,545
            Additional paid-in capital                                                 577,126                    680,596
            Retained earnings                                                        5,669,290                  6,136,571

                                                                                  ---------------------  -------------------------
                                                                                     6,259,980                  6,832,712

                                                                                  ---------------------  -------------------------
                                                                                   $13,168,341                $13,512,783


     *The balance sheet at March 31, 1995 has been taken from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                         DECEMBER 31                                      DECEMBER 31
                                                  1995                    1994                   1995                     1994

                                          ======================  ==================   ===================    ======================
NET SALES                                    $3,277,590            $3,579,307             $9,822,118                 $9,998,650

COSTS AND EXPENSES:
  Costs of products and services sold         2,547,413             2,447,797              7,863,063                  7,385,076
  Selling, general and administrative           586,685               682,104              1,815,718                  1,910,942
  Litigation settlement                         100,000               247,600                100,000                    281,852
  Interest                                      132,681               104,449                364,497                    279,058

                                         -----------------------  ---------------------  ---------------------  --------------------
                                              3,366,779             3,481,950             10,143,278                  9,856,928

                                         -----------------------  ---------------------  ---------------------  --------------------
                                                (89,189)               97,357               (321,160)                   141,722
OTHER INCOME                                     14,484                28,484                 47,356                     58,227

                                         -----------------------  ---------------------  ---------------------  --------------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME          (74,705)              125,841               (273,804)                   199,949

TAXES ON INCOME  (INCOME TAX CREDIT)            (30,000)               61,000               (110,000)                    83,000

                                         -----------------------  ---------------------  ---------------------  --------------------
NET EARNINGS(LOSS)                             ($44,705)              $64,841              ($163,804)                  $116,949
                                         =======================  =====================  ====================   ===================
NET EARNINGS (LOSS) PER SHARE (1)                ($.03)                   $.04                 ( $.12)                   $.07

                                         =======================  =====================  =====================  ====================


     (1) Net earnings (loss) per share are based on the weighted average number of common shares outstanding during the periods as follows:

             THREE MONTHS:            DECEMBER 31, 1995           1,356,425
                                      DECEMBER 31, 1994           1,573,358
             NINE MONTHS:             DECEMBER 31, 1995           1,412,092
                                      DECEMBER 31, 1994           1,574,136



     See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                              NINE MONTHS ENDED
                                                                                                  DECEMBER 31
                                                                                         1995                     1994

                                                                                  ---------------------  -------------------------

          CASH FLOW-OPERATING ACTIVITIES:
            Net (loss) earnings                                                      ($163,804)                  $116,949
            Adjustments:
              Depreciation                                                           1,611,702                  1,609,394
              Amortization of goodwill                                                  41,922                     41,705
              Decrease ( Increase)  in trade receivables                                 8,136                    (98,159)
              Other - net                                                             (493,445)                    69,965

                                                                                  ---------------------  -------------------------
            Net cash provided by operating activities                                1,004,511                  1,739,854

          CASH FLOW - INVESTING ACTIVITIES:
            Property, plant and equipment additions                                 (1,183,293)                (1,985,709)

          CASH FLOW - FINANCING ACTIVITIES:

            Advances on line of credit                                                 150,000                    200,000
            Payments on long term borrowing                                         (1,320,190)                (1,418,801)
            Long Term Borrowing                                                      1,620,000                  1,400,000
           Repurchase of common stock                                                 (399,950)

                                                                                  ---------------------  -------------------------
            Net cash provided by financing activities                                   49,860                    181,199

          NET DECREASE IN CASH                                                        $128,922                    $64,656

                                                                                  =====================  =========================


     See notes to condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

     The consoliated balance sheet as of December 31, 1995, the consolidated statement of operations for the three and nine month periods ended December 31, 1995 and 1994 and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1995 and for all periods presented have been made.

     Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 annual report to shareholders. The results of operation for the period ended December 31, 1995 are not necessarily indicative of the results for the full year.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

     Operating cash requirements for the first nine months of fiscal 1996 were met from cash available at March 31, 1995, cash flow from operations and $150,000 of short term borrowing. During the period the Company repurchased common stock costing $400,000, acquired $1,183,000 of capital assets, borrowed $1,620,000 through amendment of the Company's term debt agreement and made payments of $1,227,000 on term debt obligations.

     In the opinion of management, the Company's present financial position is such that sufficient funds from operations will be available to meet operating requirements and fund debt maturities.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

     Sales for the nine months ended December 31, 1995 of $9,822,118 compare with sales of $9,998,650 for the corresponding period of the prior year, a 2% decrease. The minor decrease in sales experienced in the first nine months of fiscal 1996 reflects a decrease in Department of Defense contract production which was partially offset by increased non contract sales.

COSTS OF PRODUCTS AND SERVICES SOLD

     Cost of products and services sold for the nine months ended December 31, 1995 equaled 78% of sales as compared to a cost of sales rate of 74% in the corresponding period of the prior year. The unusually high rate of 87% in the first quarter resulting from decreased sales dropped to 76% in the second quarter. Variation in sales volume along with shifts in the sales mix explain the flucuations in the cost of sales rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the first nine months of fiscal 1996 totaled $1,815,718, a decrease of $95,424, or 5%, over the prior year, continuing the trend set in the first two quarters.

INTEREST EXPENSE

     Interest expense for the nine months ended December 31, 1995 totaled $364,497 compared with expense of $279,058 in the prior year. Increased overall borrowing in the current year along with an increase in rates on the Company's variable rate debt explains the increased expense.

INCOME TAX CREDIT/TAXES ON INCOME

     The 40% income tax credit for the first nine months of fiscal 1996 reflects the availability of a loss carryback. The tax provision for the first nine months of the prior year reflect the Company's historical effective tax rates.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.


SALES

     Sales for the quarter ended December 31, 1995 of $3,277,590 compare with sales of $3,579,307 in the third quarter of the prior year. This 8% decrease in sales results from overall reduced production both in Department of Defense contract production and other areas of revenue production.

COSTS OF PRODUCTS AND SERVICES SOLD

     Cost of products and services sold for the quarter ended December 31, 1995 equaled 78% of sales as compared with a rate of 69%for the third quarter of the prior year. Greater sales, which provide for increased utilization of facilities and personnel, explain the more favorable rate in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the third quarter of fiscal 1996 totaled $586,685, a decrease of $95,419, or 14%, under the prior year. Completion of the amortization of organizational costs and non compete agreements applicable to the Chicago acquisition in 1990 account for the major portion of this decrease.

INTEREST EXPENSE

     Interest for the three months ended December 31, 1995 totaled $132,681 compared with expense of $104,449 in the third quarter of the prior year. An increase in the rate of interest on the company's variable rate debt, resulting from an increase in the reference rate, along with increased borrowing explains the increased expense.

INCOME TAX CREDIT/TAXES ON INCOME

     The 40% income tax credit for the third quarter of fiscal 1996 reflects the availability of a loss carryback. The tax provision for the second quarter of the prior year reflects the Company's historical effective tax rates.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 3. Legal Proceedings

     On September 17, 1993 an action was filed against the Registrant's wholly owned subsidiary, Northwest Teleproductions/Kansas City, Inc. in the Circuit Court of Jackson County Missouri at Kansas City by plaintiffs Kansas City Post, Inc. and James Shaw. On February 10, 1994 the plaintiffs amended their complaint and added the Registrant as a defendent. The plaintiffs alleged breach of an alleged contract, prommissory estoppel and misrepresentation relating to the April 1993 sale to other parties of the assets of the Kansas City Subsidiary. The plaintiffs sought recovery of unspecified damages alleged to be in excess of $15,000 and punitive damages in excess of $2,000,000. On December 31, 1994, without admitting liability, the Registrant paid the plaintiffs $175,000 in settlement of the litigation and received releases from the plaintiffs.


     On January 30, 1995 an action was filed against the Registrant in the Circuit Court of Jackson County Missiouri at Kansas City by plaintiffs Mark McCone, Daniel Nussbeck and Midwest Teleproductions, Inc. The plaintiffs had purchased the assets of the Registrant's Kansas City Subsidiary and one of the plaintiffs had been a defendent in the earlier litigation. The plaintiffs alleged breach of contract and misrepresentation in connection with the sale and sought recovery of damages alleged to be $141,629 as well as attorneys fees, costs and interest. On November 20, 1995, without admitting liability, the Registrant paid the plaintiffs $10,000 in settlement of the litigation and received releases from the plaintiffs.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES


Item 6.                   Exhibits and Reports on Form 8-K
                          -------------------------------
Exhibits.
-------------------

See exhibit index on page following signatures.

Reports on Form 8-K.

-------------------

There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                                   Signatures
                                  ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           Date:                     NORTHWEST TELEPRODUCTIONS, INC.
           February 13, 1996         (Registrant)

                                     By /s/ Robert Mitchell
                                        Robert Mitchell
                                        President

                                     By /s/ James Steffen
                                        James Steffen
                                        Treasurer

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                         -------------------------------

                                  EXHIBIT INDEX
                                       TO
                                   Form 10-QSB
                       For Quarter Ended December 31,1995

                         -------------------------------

   Exhibit
   Number


      27            Financial Data Schedule