Form 10QSB
period 1996-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1996-08-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON,D.C. 20549

                                   Form 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                          Commission File Number:
        June 30,1996                                               0-8508

                         NORTHWEST TELEPRODUCTIONS,INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Minnesota                                          41-0641789
(State or Other Jurisdiction of                             (I.R.S Employer
Incorporation or Organization)                           Identification Number)

                              4455 West 77th Street
                              Minneapolis, MN 55435
               (Address of Principal Executive Offices)(Zip Code)


          Issuer's telephone number including Area Code: 612- 835- 4455

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes___X____   No_________

1,356,425 shares of $.01 par value common stock were outstanding at July 31,1996

            Transitional Small Business Disclosure Format (Check one):

                            Yes________   No___X______

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES


                                      INDEX

                                   FORM 10-QSB

                                  June 30, 1996



                PART 1.

                                                           Page No.
                                                          -----------

Consolidated Balance Sheets:
June 30,1996 and March 31,1996                                   3

Consolidated Statements of Operations:
Three Months Ended June 30,1996 & 1995                           4

Condensed  Consolidated Statements of Cash Flow:
Three Months Ended June 30,1996 & 1995                           5

Notes to Condensed Consolidated Financial Statements             6

Managements Discussion and Analysis                              7

Other Information                                                8

Exhibit Index                                                   10

                                     PART 1

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30      MARCH 31
                                                                                        1996          1996
ASSETS:                                                                             (Unaudited)             *
CURRENT ASSETS:
                                                                                    ===========   ===========
   Cash                                                                             $    15,169   $    19,188
   Accounts receivable less doubtful accounts reserve
    of $163,000 and $153,000 respectively                                             2,226,167     2,155,365
   Inventory                                                                            206,006       214,105
   Refundable income taxes                                                              428,482       328,482
   Deferred income taxes                                                                216,000       216,000
   Current portion of note receivable                                                    99,831        99,831
   Other assets                                                                         253,218       168,584

                                                                                    -----------   -----------
TOTAL CURRENT ASSETS                                                                  3,444,873     3,201,555
PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements                                                   3,662,682     3,645,043
   Machinery and equipment                                                           21,724,017    21,625,491
                                                                                     25,386,699    25,270,534
   Less accumulated depreciation                                                     18,293,293    17,813,000
                                                                                      7,093,406     7,457,534


PROPRIETARY PROGRAMMING                                                                 339,171       187,911
NOTE RECEIVABLE, less current portion                                                    43,875        76,133
OTHER ASSETS                                                                            180,719       142,216

                                                                                    -----------   -----------
                                                                                        563,765       406,260

                                                                                    -----------   -----------
                                                                                    $11,102,044   $11,065,349


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Notes payable                                                                     $ 1,360,000     1,030,000
  Accounts payable                                                                      550,531       412,610
  Commissions, salaries and withholding                                                 389,110       455,320
  Miscellaneous accounts payable and accrued expenses                                   337,221       185,408
  Other liabilities                                                                     664,993       268,708
  Payments due within one year on term obligations                                    3,355,853     3,844,659

                                                                                    -----------   -----------
TOTAL CURRENT LIABILITIES                                                             6,657,708     6,196,705
DEFERRED INCOME TAXES                                                                   556,000       556,000
LONG TERM DEBT AND CAPITAL LEASES, less current portion                                  97,188       107,751
OTHER LONG TERM LIABILITIES, less current portion                                       185,105       188,105
STOCKHOLDERS' EQUITY:
  Common stock                                                                           13,564        13,564
  Additional paid-in capital                                                            577,123       577,123
  Retained earnings                                                                   3,015,356     3,426,101

                                                                                    -----------   -----------
                                                                                      3,606,043     4,016,788

                                                                                    -----------   -----------
                                                                                    $11,102,044   $11,065,349

*The balance sheet at March 31,1996 has been taken from the audited financial statements at that date.

 See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30
                                                      1996           1995
                                                   ===========    ===========
NET SALES                                          $ 2,580,515    $ 3,043,656

COSTS AND EXPENSES:
  Costs of products and services sold                2,458,448      2,650,681
  Selling, general and administrative                  518,829        645,559
  Interest                                             114,622        110,640

                                                   -----------    -----------
                                                     3,091,899      3,406,880

                                                   -----------    -----------
                                                      (511,384)      (363,224)
OTHER INCOME                                               639         19,501

                                                   -----------    -----------
LOSS BEFORE TAXES ON INCOME                           (510,745)      (343,723)

INCOME TAX CREDIT                                     (100,000)      (135,000)

                                                   -----------    -----------
NET LOSS                                           ($  410,745)   ($  208,723)

                                                   ===========    ===========
NET LOSS PER SHARE (1)                             ($      .30)       ( $.14)

                                                   ===========    ===========

(1) Net earnings (loss) per share are based on the weighted average number of common shares outstanding during the periods as follows:

         THREE MONTHS:           JUNE 30,1996                     1,356,425
                                 JUNE 30,1995                     1,356,425






See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                              JUNE 30
                                                        1996         1995

                                                     ---------    ---------
CASH FLOW-OPERATING ACTIVITIES:
  Net loss                                           ($410,745)   ($208,723)
  Adjustments:
    Depreciation                                       480,293      535,436
    Amortization of goodwill                                         13,974
     Increase  in trade receivables                    (70,802)    (231,948)
    Other - net                                        282,769      168,955

                                                     ---------    ---------
  Net cash provided by operating activities            281,515      277,694

CASH FLOW - INVESTING ACTIVITIES:
  Property, plant and equipment additions             (116,165)    (287,344)

CASH FLOW - FINANCING ACTIVITIES:

  Advances on line of credit                           330,000      455,000
  Payments on long term borrowing                     (499,369)    (279,529)
  Long Term Borrowing
 Repurchase of common stock                                        (399,950)

                                                     ---------    ---------
  Net cash provided by financing activities           (169,369)    (224,479)

NET DECREASE IN CASH                                 ($  4,019)   ($234,129)


                                                     =========    =========

 See notes to condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30,1996, the consolidated statement of operations for the three month periods ended June 30,1996 and 1995 and the condensed consolidated statements of cash flow for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30,1996 and for all periods presented have been made.

Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 annual report to shareholders. The results of operation for the period ended June 30,1996 are not necessarily indicative of the results for the full year.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first three months of fiscal 1997 were met from cash flow from operations and $330,000 of short term borrowing.

In July the Company entered into a new debt agreement. This agreement requires full payment by October 31,1996.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS  OF  OPERATIONS  -  THREE  MONTHS  ENDED  JUNE  30,1996   COMPARED  WITH
CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended June 30,1996 of $2,580,515 compare with sales of $3,043,656 for the corresponding period of the prior year, a 15% decrease. Approximately half of the decrease results from decreased Department of Defense contract production with the balance of the decrease resulting from a decrease in non contract revenue. The Company anticipates increased sales levels for the balance of the current year.

COSTS OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the nine months ended June 30 1996 equaled 95% of sales as compared to a cost of sales rate of 87% in the corresponding period of the prior year. These unusually high rates reflect the significant decline in sales in both years with only minimal reductions in fixed production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first three months of fiscal 1997 totaled $518,229, a decrease of $126,730 over the prior years first quarter. Decreased salary and related expenses account for most all of the decrease.

INTEREST EXPENSE

Interest expense for the three months ended June 30,1996 totaled $114,622 compared with expense of $110,640 in the prior years first quarter, a 3.5% increase resulting from increased rates on variable rate debt.

INCOME TAX CREDIT

The 20% income tax credit for the first three months of fiscal 1997 reflects the availability of alternative minimum tax loss carrybacks. The tax provision for the first quarter of the prior year reflected the availability of operating loss carrybacks.

                           NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K

         Exhibits.

         See exhibit index on page following signatures.

         Reports on Form 8-K.

         There were no reports on Form 8-K filed for the three months ended June 30,1996

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 13,1996                NORTHWEST TELEPRODUCTIONS, INC.
                                       (Registrant)

                                        By  /s/ John Lindell
                                        John Lindell
                                        President

                                        By  /s/ James Steffen
                                        James Steffen
                                        Treasurer

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
                                       TO
                                   Form 10-QSB
                         For Quarter Ended June 30,1996


  Exhibit
   Number


     27     Financial Data Schedule (filed only with electronic version)