Form 10QSB
period 1996-09-30
NORTHWEST TELEPRODUCTIONS INC
filed 1996-11-20
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
September 30, 1996                                              0-8508

                         NORTHWEST TELEPRODUCTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                                                    41-0641789
(State or other Jurisdiction of                    (IRS Employer Identification
Incorporation or Organization)                               Number)

4455 West 77th Street
Minneapolis, MN              55435
(Address of Principal        (Zip Code)
Executive Offices)

Issuer's telephone number including Area Code:  612-835-4455

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                 No [ ]

1,356,425 shares of $.01 par value common stock were outstanding at October 31, 1996.

Transitional Small Business Disclosure Format (Check One):

                  Yes [ ]                 No [X]

                         NORTHWEST TELEPRODUCTIONS, INC

                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                               September 30, 1996


PART 1

                                                            Page No.
Consolidated Balance Sheets:
September 30, 1996 and March 31, 1996                           3

Consolidated Statements of Operations:
 Three Months Ended September 30 1996 and 1995
 Six Months Ended September 30, 1996 and 1995                   4

Condensed Consolidated Statements of Cash Flow:
 Six Months Ended September 30, 1996 and 1995                   5

Notes to Condensed Consolidated Financial Statements            6

Management Discussion and Analysis                            7 & 8

         Other Information                                    9 & 10

                  Exhibit Index                                 11

                                     PART 1
                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30        MARCH 31
                                                                         1996           1996
                                                                    (Unaudited)                *

          ASSETS:
          CURRENT ASSETS:
             Cash                                                    $   245,572   $    19,188
             Trade accounts receivable less doubtful accounts
                    reserve of  $170,945 and $153,000 respectively     2,443,495     2,155,365
             Inventory                                                   227,353       214,105
             Refundable income taxes                                     328,482       328,482
             Deferred income taxes                                       216,000       216,000
             Current portion of note receivable                          103,280        99,831
             Other assets                                                246,998       168,584

                                                                     -----------   -----------
          TOTAL CURRENT ASSETS                                         3,811,180     3,201,555
                                                                     -----------   -----------

          PROPERTY,PLANT AND EQUIPMENT:
             Land,buildings and improvements                           3,655,312     3,645,043
             Machinery and equipment                                  21,736,992    21,625,491
                                                                     -----------   -----------
                                                                      25,392,304    25,270,534
             Less accumulated depreciation                            18,773,580    17,813,000
                                                                     -----------   -----------
                                                                       6,618,724     7,457,534

          INFOMERCIALS                                                   177,374
          PROPRIETARY PROGRAMMING                                        187,911       187,911
          NOTE RECEIVABLE, less current portion                           10,970        76,133
          OTHER ASSETS                                                   245,861       142,216
                                                                     -----------   -----------
                                                                         622,116       406,260
                                                                     -----------   -----------
                                                                     $11,052,020   $11,065,349
                                                                     ===========   ===========


          LIABILITIES AND STOCKHOLDERS'EQUITY:
          CURRENT LIABILITIES:
            Notes payable                                            $ 1,360,000   $ 1,030,000
            Accounts payable                                             675,198   $   412,610
            Commissions,salaries and withholding                         524,739       455,320
            Miscellaneous accounts payable and accrued expenses          268,042       185,408
            Other liabilities                                            131,143       268,708
            Payments due within one year on term obligations           3,201,030     3,844,659
                                                                     -----------   -----------
          TOTAL CURRENT LIABILITIES                                    6,160,152     6,196,705
          DEFERRED INCOME TAXES                                          409,800       556,000
          LONG TERM DEBT AND CAPITAL LEASES, less current portion        502,385       107,751
          OTHER LONG TERM LIABILITIES, less current portion              185,105       188,105
          STOCKHOLDERS' EQUITY:
            Common stock                                                  13,564        13,564
            Additional paid-in capital                                   583,867       577,123
            Retained earnings                                          3,197,147     3,426,101
                                                                     -----------   -----------
                                                                       3,794,578     4,016,788
                                                                     -----------   -----------
                                                                     $11,052,020   $11,065,349
                                                                     ===========   ===========

*The balance sheet at March 31,1996 has been taken from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           SEPTEMBER 30              SEPTEMBER 30
                                                     1996           1995           1996            1995


          NET SALES                               $ 3,469,747    $ 3,500,872    $ 6,050,262    $ 6,544,528

          COSTS AND EXPENSES:
            Costs of products and services sold     2,710,142      2,664,969      5,168,590      5,315,650
            Selling,general and administrative        502,323        583,474      1,021,152      1,229,033
            Interest                                  125,783        121,176        240,405        231,816
                                                  -----------    -----------    -----------    -----------
                                                    3,338,248      3,369,619      6,430,147      6,776,499

                                                  -----------    -----------    -----------    -----------
                                                      131,499        131,253       (379,885)      (231,971)
          OTHER INCOME                                  8,898         13,371          9,537         32,872

                                                  -----------    -----------    -----------    -----------
          EARNINGS BEFORE TAXES ON INCOME             140,397        144,624       (370,348)      (199,099)

          TAXES ON INCOME (INCOME TAX CREDIT)         (48,139)        55,000       (148,139)       (80,000)

                                                  -----------    -----------    -----------    -----------
          NET EARNINGS                            $   188,536    $    89,624    ($  222,209)   ($  119,099)
                                                  ===========    ===========    ===========    ===========

          NET EARNINGS PER SHARE (1)              $      0.14    $      0.07    ($     0.16)   ($     0.08)
                                                  ===========    ===========    ===========    ===========



(1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

Three months:            September 30, 1996          1,356,425
                         September 30, 1995          1,356,425
Six months:              September 30, 1996          1,356,425
                         September 30, 1995          1,439,926


          See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              1996          1995

          CASH FLOW-OPERATING ACTIVITIES:
            Net earnings                                 ($  222,209)   ($  119,099)
            Adjustments:
              Depreciation                                   960,580      1,073,559
              Amortization of goodwill                             0         27,948
              Increase in trade receivables                 (288,130)      (309,341)
              Other - net                                   (183,091)       102,152
                                                         -----------    -----------
            Net cash provided by operating activities        267,150        775,219

          CASH FLOW - INVESTING ACTIVITIES:
            Property,plant and equipment additions          (121,770)      (941,150)

          CASH FLOW - FINANCING ACTIVITIES:
            Advances on line of credit                       330,000       (210,000)
            Payments on long term borrowing                 (661,496)      (798,948)
            Long term borrowing                              412,500      1,450,000
            Repurchase common stock                                        (399,950)
                                                         -----------    -----------
            Net cash provided by  financing activities        81,004         41,102
                                                         -----------    -----------
          NET INCREASE  (DECREASE)  IN CASH              $   226,384    ($  124,829)
                                                         ===========    ===========


            See notes to condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of September 30, 1996, the consolidated statement of operations for the six month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1996 and for all periods presented have been made.

Certain information an footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 annual report to shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results for the full year.

The Company received proceeds of $412,500 from the issuance of 10 1/2% subordinated debt with warrants to purchase 165,000 shares of common stock at $2.50 per share.

During fiscal 1997 the Company began producing Infomercials. Infomercials are a marketing tool used by the Company's clients to sell products. The Company produces the Infomercial for a client and in return receives a percent of the revenue associated with the sale of the client's products. Costs and expenses relative to such programs are capitalized to be amortized over their useful life based on the estimated revenue from the direct sale of the products associated with the Infomercial. Capitalized costs are reviewed quarterly. If it is determined that they are impaired, based on current estimated future cash flows, then the capitalized value will be adjusted accordingly.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first six months of fiscal 1997 were met from cash flow from operations and $330,000 of short term borrowing. Additionally, the Company received proceeds of $412,500 from the issuance of 10 1/2% subordinated debt with warrants to purchase 165,000 shares of common stock at $2.50 per share, to certain directors of the Company in July and August, 1996.

In July the Company entered into a new debt agreement with its primarly lender. Although this agreement requires full payment by October 31, 1996, the Company is currently in discussions to extend the terms of the agreement.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the six months ended September 30, 1996 of $6,050,262 compare with sales of $6,544,528 for the corresponding period of the prior year, a 7.5% decrease. A significant portion of the decrease results from a decrease in non contract revenue attributable to general market conditions.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the six months ended September 30, 1996 equaled 85% of sales as compared to a cost of sales rate of 81% in the corresponding period of the prior year. These unusually high rates reflect the significant decline in sales in both years with only minimal reductions in fixed production costs. The Company is exploring ways to reduce fixed overhead expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first six months of fiscal 1997 totaled $1,021,152, a decrease of $207,881, or 16.9% over the prior years first six months. Decreased salary and related expenses, attributable mainly to the resignation of the Company's Chief Executive Officer at the end of fiscal 1996, along with reduced rent expenses associated with the Chicago operation account for most all of the decrease.

INTEREST EXPENSE

Interest expense for the first six months ended September 30, 1996 totaled $240,405 compared with expense of $231,816 in the prior years first six months, a 3.7% increase resulting from increased rates on variable rate debt.

INCOME TAX CREDIT

The 40% tax benefit rate for the first six months of fiscal 1997 is consistent with the 40% tax benefit rate for the first six months of fiscal 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended September 30, 1996 of $3,469,747 compare with sales of $3,500,872 for the corresponding period of the prior year, a less than 1% decrease. This is the result of a decrease in non contract revenue attributable to general market conditions.

COST OF PRODUCTS AND SERVICES SOLD
 .
Cost of products and services sold for the three months ended September 30, 1996 equaled 78% of sales as compared to a cost of sales rate of 76% in the corresponding period of the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1996, totaled $502,323, a decrease of $81,151 over the prior year's corresponding period. Decreased salary and related expenses, attributable mainly to the resignation of the Company's Chief Executive Officer at the end of fiscal 1996, along with reduced rent expenses associated with the Chicago operation account for most all of the decrease.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1996 totaled $125,783 compared with expense of $121,176 in the prior year's corresponding period, a 3.8% increase resulting from increased rates on variable rate debt.

INCOME TAX CREDIT

The income tax credit for the three months ended September 30, 1996 reflects the recognition of a tax benefit that was previously not expected to be fully realized. The tax provision for the corresponding three months of the prior year was recorded at an effective tax rate of 38%.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, September 5, 1996.

         (b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 1,179,505 shares in favor, with 13,120 shares against, 3,838 shares abstaining and no shares represented by broker nonvotes.

         (c)  Proxies  for  the  Annual  Meeting  were  solicited   pursuant  to
Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

              Nominee                          Number of Votes For                     Number of Votes Withheld

     James S. Fish                               1,167,871                                   28,682

     C. Dale Haworth                             1,168,784                                   27,769

     Ronald V. Kelly                             1,168,896                                   27,657

     John G. Lindell                             1,170,121                                   26,432

     Gerald W. Simonson                          1,169,121                                   27,432


         (d) At the Annual Meeting the shareholders approved a 120,000 share increase in the number of shares reserved for issuance under the Company's 1993 Stock Option Plan by a vote of 700,597 shares in favor, with 68,983 shares against, 3,843 shares abstaining and 423,130 shares represented by broker non-votes.

         (e) At the Annual Meeting the shareholders approved the appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year by a vote of 1,184,813 shares in favor, with 6,142 shares against, 5,598 shares abstaining and no shares represented by broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               See   Exhibit   Index  on  page   following signatures.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended September 30, 1996.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:                                Northwest Teleproductions, Inc.
November 19, 1996
                                     (Registrant)

                                     By /s/ John McGrath
                                     John McGrath
                                     President

                                     By /s/ Phillip A. Staden
                                     Phillip A. Staden
                                     Treasurer

                        NORTHWEST TELEPRODUCTIONS, INC.

                                  EXHIBIT INDEX

                          Form 10-QSB for Quarter Ended
                               September 30, 1996


Exhibit Number   Description


    10.1 Credit Agreement dated July 24, 1996 between the Registrant and Norwest Bank Minnesota, National Association.

    10.2 Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors.

    10.3 Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes.

    27           Financial Data Schedule (filed in electronic format only).