Form 10QSB
period 1996-12-31
NORTHWEST TELEPRODUCTIONS INC
filed 1997-02-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                         Commission File Number
December 31, 1996                                                     0-8508

                         NORTHWEST TELEPRODUCTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                                                  41-0641789
(State or other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                               Number)

4455 West 77th Street
Minneapolis, MN                             55435
(Address of Principal                       (Zip Code)
Executive Offices)

Issuer's telephone number including Area Code:                612-835-4455

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                 No [ ]

1,356,425 shares of $.01 par value common stock were outstanding at February 1, 1997.

Transitional Small Business Disclosure Format (Check One):

                  Yes [ ]                 No [X]

                         NORTHWEST TELEPRODUCTIONS, INC

                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                December 31, 1996


PART 1
                                                                 Page No.

Consolidated Balance Sheets:
December 31, 1996 and March 31, 1996                               3

Consolidated Statements of Operations:
 Three Months Ended December 31,  1996 and 1995
 Nine Months Ended December 31, 1996 and 1995                      4

Condensed Consolidated Statements of Cash Flow:
 Nine Months Ended December 31, 1996 and 1995                      5

Notes to Condensed Consolidated Financial Statements               6

Management Discussion and Analysis                                7 & 8

         Other Information                                        9 & 10

                  Exhibit Index                                    11

                                     PART 1
                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31               MARCH 31
                                                                            1996                    1996
                                                                        (Unaudited)                  *
                                                                    ---------------------   ---------------------

ASSETS:
CURRENT ASSETS:
   Cash                                                                   $514,217                 $19,188
   Trade accounts receivable less doubtful accounts
    reserve of  $170,945 and $153,000 respectively                       2,060,099               2,155,365
   Prepaids                                                                245,305                 168,584
   Inventory                                                               197,216                 214,105
   Refundable income taxes                                                  14,741                 328,482
   Deferred income taxes                                                   216,000                 216,000
   Current portion of note receivable                                            0                  99,831

                                                                    ---------------------   ---------------------
TOTAL CURRENT ASSETS                                                     3,247,578               3,201,555
                                                                    ---------------------   ---------------------

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements                                      3,657,946               3,645,043
   Machinery and equipment                                              21,906,328              21,625,491
                                                                    ---------------------   ---------------------
                                                                        25,564,274              25,270,534
   Less accumulated depreciation                                        19,253,875              17,813,000
                                                                    ---------------------   ---------------------
                                                                         6,310,399               7,457,534

INFOMERCIALS                                                               176,432
PROPRIETARY PROGRAMMING                                                    195,099                 187,911
NOTE RECEIVABLE, less current portion                                            0                  76,133
OTHER ASSETS                                                               397,175                 142,216
                                                                    ---------------------   ---------------------
                                                                           768,706                 406,260
                                                                    ---------------------   ---------------------
                                                                       $10,326,683             $11,065,349
                                                                    =====================   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Notes payable                                                         $1,187,199              $1,030,000
  Accounts payable                                                         635,276                $412,610
  Commissions,salaries and withholding                                     304,615                 455,320
  Miscellaneous accounts payable and accrued expenses                      161,790                 185,408
  Other liabilities                                                        298,713                 268,708
  Payments due within one year on term obligations                       3,083,950               3,844,659
                                                                    ---------------------   ---------------------
TOTAL CURRENT LIABILITIES                                                5,671,543               6,196,705
DEFERRED INCOME TAXES                                                      306,360                 556,000
LONG TERM DEBT AND CAPITAL LEASES, less current portion                    605,354                 107,751
OTHER LONG TERM LIABILITIES, less current portion                          101,098                 188,105
STOCKHOLDERS' EQUITY:
  Common stock                                                              13,564                  13,564
  Additional paid-in capital                                               577,123                 577,123
  Retained earnings                                                      3,051,641               3,426,101
                                                                    ---------------------   ---------------------
                                                                         3,642,328               4,016,788
                                                                    ---------------------   ---------------------
                                                                       $10,326,683             $11,065,349
                                                                    =====================   =====================

    *The balance sheet at March 31, 1996 has been taken from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       DECEMBER 31                      DECEMBER 31
                                                                 1996              1995            1996                1995
                                                            ------------      ----------      -------------        ----------

NET SALES                                                     $3,040,479      $3,277,590         $9,090,741        $9,822,118

COSTS AND EXPENSES:
  Costs of products and services sold                          2,771,308       2,547,413          7,939,898         7,863,063
  Selling, general and administrative                            400,387         586,685          1,421,539         1,815,718
  Litigation settlement                                                          100,000                              100,000
  Interest                                                       124,604         132,681            365,009           364,497
                                                    ---------------------    ------------    ---------------   ---------------
                                                               3,296,299       3,366,779          9,726,446        10,143,278

                                                    ---------------------    ------------    ---------------   ---------------
                                                                (255,820)        (89,189)          (635,705)         (321,160)
OTHER INCOME                                                       2,069          14,484             11,606            47,356

                                                    ---------------------    ------------    ---------------   ---------------
EARNINGS BEFORE TAXES ON INCOME                                 (253,751)        (74,705)          (624,099)         (273,804)

TAXES ON INCOME (INCOME TAX CREDIT)                             (101,501)        (30,000)          (249,640)         (110,000)

                                                    =====================    ============    ===============   ===============
NET EARNINGS                                                   ($152,250)       ($44,705)         ($374,459)        ($163,804)
                                                    =====================    ============    ===============   ===============

NET EARNINGS PER SHARE (1)                                        ($0.11)         ($0.03)            ($0.28)           ($0.12)
                                                    =====================    ============    ===============   ===============



 (1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

     Three months:    December 31, 1996                        1,356,425
                      December 31, 1995                        1,356,425

     Nine months:     December 31, 1996                        1,356,425
                      December 31, 1995                        1,439,926


See notes to condensed consolidated financial statements.

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31
                                                                      1996                    1995
                                                                ---------------         ---------------

CASH FLOW-OPERATING ACTIVITIES:
  Net earnings                                                    ($374,460)              ($119,099)
  Adjustments:
    Depreciation                                                  1,440,875               1,073,559
    Amortization of goodwill                                              0                  27,948
    (Increase) Decrease in trade receivables                         95,266                (309,341)
    Other - net                                                    (289,998)                102,152
                                                              --------------------    --------------------
  Net cash provided by operating activities                         871,683                 775,219

CASH FLOW - INVESTING ACTIVITIES:
  Property, plant and equipment additions                          (293,740)               (941,150)

CASH FLOW - FINANCING ACTIVITIES:

  Advances on line of credit                                        157,199                (210,000)
  Payments on long term borrowing                                  (909,226)               (798,948)
  Long term borrowing                                               519,113               1,450,000
  Short-Term Loan                                                   150,000
  Repurchase common stock                                                                  (399,950)
                                                              --------------------    --------------------
  Net cash provided (used) by  financing activities                 (82,914)                 41,102
                                                              --------------------    --------------------
NET INCREASE  (DECREASE)  IN CASH                                  $495,029               ($124,829)
                                                              ====================    ====================

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





The consolidated balance sheet as of December 31, 1996, the consolidated statement of operations for the three month and nine month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1996 and for all periods presented have been made.

The Company received proceeds of $412,500 from the issuance of 10 1/2% subordinated debt with warrants to purchase 165,000 shares of common stock at $2.50 per share.

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 annual report to shareholders. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results for the full year.

During fiscal 1997 the Company began producing Infomercials. Infomercials are a marketing tool used to sell products. The Company produces the Infomercial for a client and in return receives a percent of the revenue associated with the sale of the clients products. Costs and expenses relative to such programs are capitalized to be amortized over their useful life based on the estimated revenue from the direct sale of the products associated with the Infomercial. Capitalized costs are reviewed quarterly. If it is determined that they are impaired, based on current estimated future cash flows, then the capitalized value is adjusted accordingly.

The Company has an employment agreement with its President through October 31, 1998. The agreement, which may be extended for successive one year terms, provides for annual base salary plus increases determined by the Board of Directors. The agreement also contains non-compete provisions and provisions which require the continued payment, under certain circumstances, of the annual base salary.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first nine months of fiscal 1997 were met from cash flow from operations and $157,200 of short term borrowing. Additionally, the Company received proceeds of $412,500 from the issuance of 10 1/2% subordinated debt (with warrants to purchase common stock at $2.50 per share) to certain directors of the Company in July and August.

In July the Company entered into a new debt agreement with its primary lender. Although this agreement required full payment October 31, 1996 the Company is currently in discussions to extend the terms of the agreement.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the nine months ended December 31, 1996 of $9,090,741 compare with sales of $9,822,118 for the corresponding period of the prior year, a 7.4% decrease. A significant portion of the decrease results from a decrease in non contract revenue attributable to general market conditions.

COST OF PRODUCTS AND SERVICES SOLD
 .
Cost of products and services sold for the nine months ended December 31, 1996 equaled 87% of sales as compared to a cost of sales rate of 81% in the corresponding period of the prior year. These unusually high rates reflect the significant decline in sales in both years with only minimal reductions in fixed production costs. The Company is exploring ways to reduce fixed overhead expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first nine months of fiscal 1997 totaled $1,421,539, a decrease of $394,179, or 21.7%, over the prior year's first nine months. Decreased salary and related expenses, attributable mainly to the resignation of the Company's Chief Executive Officer at the end of the fiscal 1996, along with reduced rent expenses associated with the Chicago operation account for most of the decrease.

INTEREST EXPENSE

Interest expense for the first nine months ended December 31, 1996 totaled $365,009 compared with expense of $364,497 in the prior year's first nine months, a less than 1% increase resulting from increased rates on variable rate debt.

INCOME TAX CREDIT

The 40% tax benefit rate for the first nine months of fiscal 1997 is consistent with the 40% tax benefit rate for the nine months of fiscal 1996.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended December 31, 1996 of $3,040,479 compare with sales of $3,277,590 for the corresponding period of the prior year, a 7.2% decrease. This is the result of a decrease in non contract revenue attributable to general market conditions.

COST OF PRODUCTS AND SERVICES SOLD
 .
Cost of products and services sold for the three months ended December 31, 1996 equaled 91% of sales as compared to a cost of sales rate of 77% in the corresponding period of the prior year. The current quarter's unusually high rate reflects a significant decline in sales volume with only minimal reductions in fixed production costs. The Company is exploring ways to reduce fixed overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for three months ended December 31, 1996, totaled $400,387, a decrease of $186,298 over the prior year's corresponding period. Decreased salary and related expenses, attributable mainly to the resignation of the Company's Chief Executive Officer at the end of the fiscal 1996, along with reduced rent expenses associated with the Chicago operation account for most of the decrease.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 1996 totaled $124,604 compared with expense of $131,681 in the prior year's corresponding period, a 5% decrease resulting from a reduction in debt obligations.

INCOME TAX CREDIT

The 40% tax benefit rate for the first three months of fiscal 1997 is consistent with the 40% tax benefit rate for the three months of fiscal 1996.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

Item 6.         Exhibits and Reports on Form 8-K

                Exhibits.

                See   Exhibit   Index  on  page   following signatures.

                Reports on Form 8-K

                There were no reports on form 8-K filed for three months ended December 31, 1996.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:                                    Northwest Teleproductions, Inc.
February 13, 1997
                                        (Registrant)

                                        By /s/ John McGrath
                                           John McGrath
                                           President

                                        By /s/ Phillip A. Staden
                                           Phillip A. Staden
                                           Treasurer

                                  EXHIBIT INDEX


                         NORTHWEST TELEPRODUCTIONS, INC.

                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 1996





Exhibit Number       Description

   10.1 Employment Agreement dated November 2, 1996 between the Registrant and John C. McGrath

   10.2 Deferred Compensation Agreement dated November 2, 1996 between the Registrant and John C. McGrath

   10.3 Incentive Stock Option Agreement dated Novemer 2, 1996 between the Registrant and John C. McGrath

    27               Financial Data Schedule (filed in electronic format only)