Form 10KSB
period 1997-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1997-07-15
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                        Commission File
ended March 31, 1997                                       Number:  0-8505

                         NORTHWEST TELEPRODUCTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

Minnesota                                                  41-0641789
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification Number)
                              4000 West 77th Street
                          Minneapolis, Minnesota 55435
               (Address of principal executive offices) (Zip code)
                         Telephone Number: 612-835-6450


Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, par value $.01

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended March 31, 1997 were $11,852,758.

     The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 30, 1997 was approximately $3,508,436 (based upon the closing sale price of the registrant's Common Stock on such date).

     Shares  of $.01 par  value  Common  Stock  outstanding  at June  30,  1997:
1,356,425

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Introduction

     Northwest   Teleproductions,   Inc.   and   its   subsidiaries,   Southwest
Teleproductions, Inc. and Northwest Teleproductions/Chicago, Inc., are referred to herein as the "Registrant" unless the context indicates otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business.

     Northwest Teleproductions, Inc. (the "Registrant"), a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970. Since it began operations the Registrant has been in the videotape production business and, in fiscal 1981, added film production as an alternative to videotape recording.

     Each year since fiscal 1986, the Registrant has derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993 the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the third of which has been exercised by the Government. See "Narrative Description of Business -- Dependence on One or a Few Customers."

Narrative Description of Business.

     Principal Products and Services. The Registrant is engaged in the videotape and film production business. The Registrant produces advertising commercials, industrial, governmental and educational programs, programming for cable broadcast, and fee-for-service electronic retailing (infomercials). The
Registrant offers services in all phases of production including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has four studios with a total stage area of approximately 11,000 square feet and operates eleven post-production facilities to provide editing services. To complement these services the Registrant also has two film-to-tape transfer facilities and two high end graphics facilities. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

     Markets and Distribution. The Registrant sells its services as a producer of commercials to advertising agencies and advertisers, and to other users of production services for various kinds of educational and broadcast programs. Such advertising agencies, advertisers and other users are located throughout the United States although a majority of those purchasing the Registrant's services are located in the north central and south central portions of the United States. The Registrant presently uses six salespersons in its marketing efforts. The Registrant sells programming and creative content services to the broadcast networks and cable television operators throughout the country.

     Status of New Products or Services. None.

     Competition. Numerous videotape and film production companies located throughout the United States compete directly with the Registrant in the area of both commercial and industrial production. Many of these companies are larger than the Registrant in terms of sales, assets and resources.

     Competition in the videotape and film production industry is based primarily on creative ability, quality and timeliness of service at competitive prices. Location of a company's production facilities and location of the client involved are also factors in competition since the cost of transporting equipment and crews can often affect a company's ability to compete. Location is not an important factor to the network and cable industry clients, who are accustomed to purchasing the best product wherever it may be. The Registrant has production facilities in Minneapolis, Minnesota; Dallas, Texas; and Chicago, Illinois. The Registrant has decided to close one of its production studios in Chicago as part of a cost cutting program. The Registrant has access to many of the additional production studios in Chicago in order to service its clients. Although there are many production companies in the geographical areas in which the Registrant is located, the major and much larger production companies generally are located on either the west or east coasts of the United States.

     Sources and Availability of Raw Materials. There are many available sources of supply for raw materials needed for the Registrant's operations.

     Dependence on One or a Few Customers. Since fiscal 1986 a significant portion of the Registrant's revenue has been derived from twelve-month requirement contracts and renewals awarded to the Registrant by the U.S. Department of Defense for the production of radio and television spot announcements meeting the requirements of the Armed Forces Information Service/Armed Forces Radio and Television Service. The original contract, awarded in October 1984, provided for four consecutive one-year renewal options by the Department of Defense, all of which were exercised by the Government. The subsequent contract, awarded to the Registrant in January, 1990, covered the Department's same requirements and provided for three one-year renewal options by the Department of Defense, all of which were exercised by the Government. In August, 1993, the Registrant was awarded a new contract by the Department of Defense for the Department's same requirements. The contract provides for four consecutive one-year renewal options by the Department of Defense after the initial year of the contract. The initial year and the first renewal year of the contract each amounted to revenues of $2,600,000. The second renewal year amounted to $2,250,000 of revenues. The third year renewal has been exercised and is estimated at $2,250,000.

     In fiscal 1997, 1996 and 1995, government contract revenue accounted for 20%, 22% and27% respectively, of total revenue. The loss, therefore, of business from the Government could have a material adverse effect on the Registrant.

     Patents, Trademarks, Etc. The Registrant claims common law trademark rights in its name, Northwest Teleproductions, and its subsidiaries' names. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

     Government Approvals. Other than approval by the U.S. Department of Defense of the television spot announcements produced for it, the Registrant is not required to obtain government approval of its products or services.

     Effect of Governmental Regulations. The Registrant does not believe that any existing or proposed governmental regulations will have a material effect upon its business.

     Research and Development. During each of the last two fiscal years the Registrant expended an insignificant amount of funds on research activities relating to the development of new products or services, or the improvement of existing products or services, and had no employees who devoted full time to research and development activities.

     Effect of Environmental Regulation. To the extent management can determine at this time, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which by the Registrant has had or is expected to have a material effect upon the capital expenditures, earnings and competitive position of the Registrant.

     Employees. At June 30, 1997 the Registrant employed approximately 98 persons, all of which were employed full time.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:

Location                 General Description                Manner of Ownership
--------                 -------------------                -------------------
4455 West 77th Street    20,000 square feet; office         Direct  fee  ownership  subject  to  mortgage.
Minneapolis, Minnesota   and  production facility.          See Note 2 of Notes to Consolidated Financial
                                                            Statements.

4000 West 76th Street    13,000 square feet; office         Direct ownership.
Minneapolis, Minnesota   and production facility.

2649 Tarna Drive         14,000 square feet; office         Direct  fee ownership subject to mortgage.
Dallas, Texas            and production  facility.          See Note 2 of Notes to Consolidated Financial
                                                            Statements.

142 E. Ontario Street    15,000 square feet; office         Leased with lease expiring April, 2002.
Chicago, Illinois        and production  facility.          Option to renew for one additional five-year term.

81 South Ninth Street    5,000 square feet; office          Leased with lease expiring September 30, 2001.
Minneapolis, Minnesota   and production facility.

     The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.


ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 1997 fiscal year.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 1997 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 1997 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appear in the Registrant's 1997 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

      Name of                               Present Position(s) with
Executive Officer               Age               Registrant                        Business Experience
-----------------               ---         ------------------------                -------------------

John C. McGrath                 39          President; Chief Executive            President and CEO of the Registrant since
                                            Officer; Director                     November 4, 1996. Member of the Board of
                                                                                  Directors since November 4, 1996. Chief
                                                                                  Operating Officer of Cutters, Inc. in Chicago
                                                                                  from January 1, 1990 to November 1, 1996.
                                                                                  Cutters, Inc. is a nationally recognized
                                                                                  post-production and design facility.

Phillip A. Staden               40          Vice President, Secretary,            Secretary and Treasurer and Vice-president of
Registrant from April 1993                  Treasurer                             Registrant since November 4, 1996. Controller
                                                                                  of the Registrant from April 1991 to
                                                                                  November 3, 1996.

     There are no family relationships among any of the Registrant's directors or executive officers.

     The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" and the information relating to compliance with Section 16(a) is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance", which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1997 fiscal year end in connection with the Registrant's 1997 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1997 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See "Exhibit Index" on page following signatures.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1997 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NORTHWEST TELEPRODUCTIONS, INC.
                            (the "Registrant")


                            By /s/ John C. McGrath
Date:  July 14, 1997        John C. McGrath, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints JOHN C. McGRATH and PHILLIP A. STADEN his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                     Title                                Date
---------                     -----                               ----

/s/ John C. Mcgrath      President, CEO and Director             July 14, 1997
John C. McGrath          (principal executive officer)

/s/ Phillip A. Staden    Vice President, Secretary and           July 14, 1997
Phillip A. Staden        Treasurer (principal financial and
                         accounting officer)

/s/ John G. Lindell      Chairman of the Board and               July 14, 1997
John G. Lindell          Director


James S. Fish            Director                                _______, 1997


C. Dale Haworth          Director                                _______, 1997

/s/ Ronald V. Kelly
Ronald V. Kelly          Director                                July 14, 1997

/s/ Gerald W. Simonson
Gerald W. Simonson       Director                                July 14, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         NORTHWEST TELEPRODUCTIONS, INC.

                          (Commission File No. 0-8505)


                                  EXHIBIT INDEX
                                       for
                        Form 10-KSB for 1997 Fiscal Year

Exhibit
-------


 3                Registrant's Articles of Incorporation and  Bylaws:

 3.1 Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1987*

 3.2 Registrant's Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*

10                Registrant's Material Contracts:

10.1** Employment Agreement, dated November 2, 1996, between the Registrant and John C. McGrath--incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996*

10.2** Deferred Compensation Agreement, dated November 2, 1996, between the Registrant and John C. McGrath--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996.*

10.3** Incentive Stock Option Agreement, dated November 2, 1996, between the Registrant and John C. McGrath--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996.*

10.4 Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago, Illinois--incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.5 Lease, dated June 17, 1991, covering facilities at 81 South Ninth Street, Minneapolis, Minnesota--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991*

10.6 Requirements Contract, dated August 27, 1993, between the Registrant and the Department of Defense--incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.7** 1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*

10.8 Twelfth Amendment to Credit Agreement and Second Amendment to Replacement First Term Note, dated August 25, 1995, between the Registrant and Norwest Bank Minnesota, National Association (the "Bank")--incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995*

10.9 Credit Agreement, dated July 24, 1996, between the Registrant and the Bank--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

10.10 Agreement and Release, dated April 10, 1996, between the Registrant and Robert C. Mitchell--incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996*

10.11 Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

10.12 Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes--incorporated by reference to
                  Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

10.13 10-1/2% Subordinated Note in the principal amount of $150,000 dated February 10, 1997, issued by the Registrant to John G. Lindell

10.14 Warrant to Purchase 60,000 shares of Common Stock at $2.50 per share, dated February 10, 1997, issued by the Registrant to John G. Lindell

10.15 Loan and Security Agreement, dated April 24, 1997, between the Registrant and NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division ("NationsCredit")

10.16 Guaranty, dated April 24, 1997, by the Registrant of certain obligations of Northwest Teleproductions/Chicago, Inc. ("NW Chicago") and Southwest Teleproductions, Inc. ("Southwest")

10.17 Loan and Security Agreement, dated April 24, 1997, between NW Chicago and NationsCredit

10.18 Guaranty, dated April 24, 1997, by NW Chicago of certain obligations of the Registrant and Southwest

10.19 Loan and Security Agreement, dated April 24, 1997, between Southwest and NationsCredit

10.20 Guaranty, dated April 24, 1997, by Southwest of certain obligations of the Registrant and NW Chicago

10.21 Security Agreement, dated April 24, 1997, between Northwest Teleproductions/Kansas City, Inc. ("NW Kansas City") and NationsCredit

10.22 Guaranty, dated April 24, 1997, by NW Kansas City of certain obligations of the Registrant, NW Chicago and Southwest

10.23 First Amendment, dated June 4, 1997, to Loan and Security Agreement dated April 24, 1997 between the Registrant and NationsCredit

10.24**           Description of Officers' Incentive Compensation Arrangement

10.25 Real Property Mortgage, dated April 24, 1997, between the Registrant and NationsCredit covering Registrant's property in Minneapolis, Minnesota

11 Statement Regarding Computation of Per Share Earnings: The required information is included in Note B of Notes to Consolidated Financial Statements

13 Annual Report to Shareholders: The portions of the Registrant's 1997 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference

21        Subsidiaries of the Registrant:

          Name                                        State of Incorporation

          Southwest Teleproductions, Inc.                    Texas
          Northwest Teleproductions/Kansas City, Inc.        Minnesota
          Northwest Teleproductions/Chicago, Inc.            Minnesota

23        Consent:  Consent of Deloitte & Touche LLP


24 Power of Attorney: Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB

27        Financial Data Schedule (filed in electronic format only)






*Incorporated by reference to a previously filed report or document, SEC File No. 0-8505 unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.