Form 10KSB/A
period 1997-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1997-08-07
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-KSB/A (No. 1)
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                           Commission File
ended March 31, 1997                                           Number: 0-8505

                         NORTHWEST TELEPRODUCTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

Minnesota                                                      41-0641789
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification Number

                              4000 West 77th Street
                          Minneapolis, Minnesota 55435
              (Address of principal executive officers) (Zip Code)
                         Telephone Number: 612-835-6450

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 1997 were $11,852,758.

The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 30, 1997 was approximately $1,241,130 (based upon the closing sale price of the registrant's Common Stock on such date).

Shares of $.01 par value Common Stock outstanding at June 30, 1997:  1,356,425

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997 are incorporated by reference into Part II.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No  [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

     The  following  table  sets  forth  certain   information   concerning  the
Registrant's directors and executive officers:

                                               Current
                                             Position(s)            Principal Occupation(s) During        Director
           Name                 Age          With Company                    Past Five Years                Since

James S. Fish                    81            Director        Sole owner of  Ad-Ventures  in Wayzata (a     1979
                                                               private     marketing      communications
                                                               consulting   firm)   from  June  1979  to
                                                               present;   Dean   Emeritus   of  Graduate
                                                               Programs  in Business  Communications  at
                                                               the  University  of  St.  Thomas  in  St.
                                                               Paul,  Minnesota  from  December  1983 to
                                                               June 1987.
C. Dale Haworth                  64            Director        Retired;  Chief  Executive  Officer  from     1996
                                                               1970 to 1995 of Haworth  Group,  Inc.  (a
                                                               media    buying    service);    Marketing
                                                               Advertising  Executive with General Mills
                                                               from 1954 to 1970.
Ronald V. Kelly                  61            Director        Retired;   Senior  Vice   President  from     1996
                                                               September   1992   to   August   1996  of
                                                               Pentair,  Inc. (a diversified  industrial
                                                               manufacturer);    Vice    President   and
                                                               Specialty  Products  Group  President  at
                                                               Pentair  from  March  1989  to  September
                                                               1992.
John G. Lindell                  65      Chairman/Director     Chairman of the Board effective  February     1970
                                                               5,  1996  and  interim  President  of the
                                                               Company  from  April 1, 1996 to  November
                                                               3,   1996.   Prior  to  his   retirement,
                                                               President  (from January 1981 to December
                                                               1985) and Chief  Operating  Officer (from
                                                               November   1979  to  December   1985)  of
                                                               RayGo,    Inc.    (a   heavy    equipment
                                                               manufacturer
Steven Lose                      38            Director        Director  of  North   American  Sales  of     1997
                                                               Scitex  Digital  Video,   Inc.  (a  video
                                                               equipment   manufacturer)   since   April
                                                               1995.  Regional  Sales  Manager of Accom,
                                                               Inc.  (a  video  equipment  manufacturer)
                                                               from March 1992 to April 1995.
John C. McGrath                  39       President/Director   President and Chief Executive  Officer of     1996
                                                               the  Company  since   November  4,  1996.
                                                               Chief Operating Officer of Cutters,  Inc.
                                                               (a nationally recognized  post-production
                                                               and design  facility)  from  January 1990
                                                               to November 1996.
Gerald W. Simonson               67            Director        Venture   capital   investor  since  June     1976
                                                               1978;   President  and  Chief   Executive
                                                               Officer     of     Omnetics     Connector
                                                               Corporation        (manufacturer       of
                                                               microminiature  connectors)  since  March
                                                               1991.   Also   currently  a  director  of
                                                               Medtronic, Inc.
Phillip A. Staden                40         Vice President     Vice  President,  Secretary and Treasurer     N/A
                                             Secretary &       of the  Company  since  November 4, 1996.
                                              Treasurer        Controller of the Registrant   from
                                                               April   1991   to November 3, 1996.

     The term of office of each director is one year from the date of the most recent annual meeting of shareholders or until his successor is elected. The term of office of each executive officer is from one annual meeting of directors until the next annual meeting of directors or until a successor is elected. There are no family relationships among any of the Registrant's directors or executive officers.

Compliance with Section 16(A) of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 1997, all
Section 16(a) filing requirements applicable to Insiders were complied with except that Mr. Ronald V. Kelly's Form 3 was filed late and Messrs. James S. Fish and John G. Lindell were each late filing a form to report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid during the Company's last fiscal year to the Company's President (who serves as chief executive officer) and to each other executive officer whose total salary and bonus for fiscal 1997 exceeded $100,000. Such persons became executive officers of the Company during fiscal 1997.

                                      Annual Compensation                       Long Term Compensation
                                      -------------------                       ----------------------
                                                                          Awards               Payouts
                                                                       ------------            -------
                                                                                                            All Other
                                                                   Restricted                   LTIP          Compen-
       Name and          Fiscal    Salary     Bonus               Stock Awards    Options/     Payouts        sation
  Principal Position      Year     ($)(1)     ($)(2)    Other         ($)         SARs (#)       ($)          ($)(3)
  ------------------      ----     ------     ------    -----     ------------    --------     -------      ----------

John C. McGrath
      President           1997    82,981(4)  12,084       0           None          50,000         None        2,075
Phillip A. Staden
    Vice President        1997    100,635    10,000       0           None          15,000         None        3,007

----------------------------------------------------------------------------
(1) Amounts under "Salary" also include the executive's salary deferral contributions to the Company's 401(k) profit sharing plan.
(2)  Bonus amounts are accrued and not yet paid.
(3) Amounts reflect Company contributions to the Company's 401(k) profit sharing plan.
(4)  Amounts reflect payments received from his hiring date of November 4, 1997.


Option/SAR Grants During 1997 Fiscal Year

     The following table sets forth the options that have been granted to the executive officers listed in the Summary Compensation Table during the Company's last fiscal year ended March 31, 1997:

                                                 Percent of Total
                         Number of Securities   Options/SARs Granted
                              Underlying           to Employees in
                             Options/SARs              Fiscal             Exercise or Base
      Name                      Granted                 Year              Price ($/Share)            Expiration Date

John C. McGrath                50,000(1)                77.0%                  $2.00                  11/3/01
Phillip A. Staden              15,000(2)                23.0%                  $2.00                  11/3/01

--------------------------------------------------------------------
(1) Such option is exercisable in annual increments of 16,666 shares each, commencing November 4, 1997.
(2) Such option is exercisable in annual increments of 5,000 shares each, commencing November 4, 1997.

Option/SAR Exercises During Fiscal 1997 and Fiscal Year End Option/SAR Values

     The following table provides certain information regarding the exercise of stock options during fiscal 1997 by the officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options held by such officers.

                            Number of                          Number of Unexercised      Value of Unexercised
                              Shares                          Options at Fiscal Year     In-the-Money Options at
                           Acquired on     Value Realized               End                  Fiscal year End ($)
          Name               Exercise            ($)        (exercisable/unexercisable)  exercisable/unexercisable (1)
          ----            --------------    -------------   ---------------------------  -----------------------------

John C. McGrath                 0                 0          0                 50,000    0                 $43,750

Phillip A. Staden               0                 0          0                 15,000    0                 $13,125

-------------------------
(1) Market value of underlying securities at March 27, 1997, the last day of fiscal 1997 on which there was a stock trade $2,875), minus the exercise price.

Employment Contracts

     The Company has an Employment Agreement,  dated November 2, 1996, with John
C. McGrath whereby Mr. McGrath will serve as President and Chief Executive Officer for a term continuing until October 31, 1998 and renewable annually thereafter for one-year terms. Mr. McGrath receives a base annual salary of $200,000 and is eligible to receive an incentive bonus based upon 5% of pre-tax earnings for a fiscal year in excess of 8% of shareholder equity at the beginning of the fiscal year. The Agreement is terminable by written agreement of the parties, by the Company for cause or by Mr. McGrath without cause upon 60 days written notice to the Company, in which case the Company has no further obligation to Mr. McGrath except for accrued benefits and any compensation earned through the last day of employment. The Agreement may also be terminated by the Company without cause, in which case the Company is obligated to pay Mr. McGrath's base salary and accrued benefits for the greater of (i) the unexpired initial term of employment (or, if the Agreement has been renewed, the unexpired portion of the one-year renewal term) and (ii) the one-year period following termination of employment provided Mr. McGrath continues to abide by the noncompete provisions of the Agreement. If the Agreement is terminated without cause either by Mr. McGrath or the Company within one year of a "change of control" of the Company, the Company is obligated to pay Mr. McGrath's base salary and accrued benefits for the greater if (i) the unexpired initial term of employment (or, if the Agreement has been renewed, the unexpired portion of the one-year renewal term) and (ii) the one-year period following termination of employment so long as Mr. McGrath continues to abide by the noncompete provisions of the Agreement; provided, however, Mr. McGrath will not receive any payments under the Employment Agreement or any other agreement with the Company which would constitute a "parachute payment" under Section 280G of the Internal Revenue Code.

Directors Fees

     Each director who is not an employee of the Company receives $200 for each Board of Directors or Committee meeting attended by him or her, with an annual maximum of 42,000, and annual fees of $4,000 payable at a rate of $1,000 for each fiscal quarter during which he or she serves as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock:

                                                  Amount and Nature of Shares
   Name and Address of Beneficial Owner              Beneficially Owned(1)                   Percent of Class

James H. Binger Revocable Trust
80 South Eighth Street
Minneapolis, Minnesota                                      185,109                               13.6%

McDonald & Co. Securities
800 Superior Avenue
Cleveland, Ohio                                             104,630                                7.7%

-----------------------
(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares. The share amounts are based upon information set forth in the shareholder's latest filing with the Company or the Securities and Exchange Commission, as updated by any subsequent information voluntarily provided to the Company by the shareholder.


Management Shareholdings

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each executive officer of the Company named in the Summary Compensation Table, by each of the Company's current directors and by all of such directors and executive officers (including the named individuals) as a group.

         Name of Director or                    Beneficially Owned(1)                    Percent of Class
     Officer or Identity of Group

James S. Fish                                         27,000(2)                                  *
C. Dale Haworth                                       2,000(3)                                   *
Ronald V. Kelly                                       17,500(2)                                  *
John G. Lindell                                      126,937(4)                                4.2%
Steven Lose                                              250                                     *
John C. McGrath                                           0                                      0
Gerald W. Simonson                                    43,160(2)                                2.1%
Phillip A. Staden                                        300
Directors and Executive Officers
   as a group (8 persons)                            217,147(5)                                14.7

--------------------
*Less than 1%
(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.
(2) Includes 17,000 shares which may be purchased upon exercise of currently exercisable options and warrants.
(3) Such shares are not outstanding but may be purchased upon exercise of currently exercisable options.
(4) Mr. Lindell has sole voting and sole investment power over 44,012 shares owned directly by him and shares voting and investment power with his wife over 10,925 shares. Amount includes 72,000 shares which may be purchased upon exercise of currently exercisable options and warrants.
(5) Includes 125,000 shares which may be purchased upon exercise of currently exercisable options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In order to facilitate restructure of the Company's bank line and to provide funding for operations, in July 1996 and February 1997 the Board authorized the issuance of $562,500 of 10.5% Subordinated Notes with a Warrant to each investor to purchase, at $2.50 per share, a number of shares of Common Stock of the Company equal to the principal amount of such investor's Note divided by the Warrant exercise price. The directors of the Company purchased $412,500 of the Notes in July 1996 and $150,000 of the Notes in February 1997. The shares purchasable upon exercise of the Warrants granted by the Company have been included in the Management Shareholdings table in Item 11.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                           NORTHWEST TELEPRODUCTIONS, INC.


Date:  August 6, 1997                     By /s/ John C. McGrath
                                            John C. McGrath, President