Form 10QSB
period 1997-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1997-08-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  June 30, 1997
                             Commission File Number
                                     0-8508

                         NORTHWEST TELEPRODUCTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Minnesota                                41-0641789
(State or other Jurisdiction of           (IRS Employer Identification
 Incorporation or Organization)                   Number)

         4000 West 76th Street
         Minneapolis, MN                              55435
         Address of Principal                        (Zip Code)
         Executive Offices)

         Issuer's telephone number including Area Code:       612-835-6450

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes__X___                  No______

         1,356,425 shares of $.01 par value common stock were outstanding at July 25, 1997.

         Transitional Small Business Disclosure Format (Check One):

                                           Yes____           No___X___

                         NORTHWEST TELEPRODUCTIONS, INC

                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 1997


PART 1
                                                            Page No.

Consolidated Balance Sheets:
June 30, 1997 and March 31, 1997                              3

Consolidated Statements of Operations:
Three Months Ended June 30, 1997 and 1996                     4

Condensed Consolidated Statements of Cash Flow:
Three Months Ended June 30, 1997 and 1996                     5

Notes to Condensed Consolidated Financial Statements          6

Management Discussion and Analysis                          7 & 8

Other Information                                           9 & 10

Exhibit Index                                                 11

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                               June 30            MARCH 31
                                                                                1997              1997
                                                                             (Unaudited)            *
                                                                           ----------------  ----------------

        ASSETS:
        CURRENT ASSETS:
           Cash                                                                         $0          $532,617
           Cash-restricted                                                        $144,241          $435,662
           Trade accounts receivable less doubtful accounts
                  reserve$133,323 and $120,622 respectively                      2,013,809         1,957,833
           Inventory                                                               185,473           196,238
           Refundable income taxes                                                 326,593           367,000
           Deferred income taxes                                                    64,000            64,000
           Other assets                                                            211,197            75,512
                                                                           ----------------  ----------------
        TOTAL CURRENT ASSETS                                                     2,945,313         3,628,862
                                                                           ----------------  ----------------

        PROPERTY,PLANT AND EQUIPMENT:
           Land,buildings and improvements                                       3,662,702         3,662,702
           Machinery and equipment                                              22,162,858        21,965,186
                                                                           ----------------  ----------------
                                                                                25,825,560        25,627,888
           Less accumulated depreciation                                        20,163,677        19,726,772
                                                                           ----------------  ----------------
                                                                                 5,661,883         5,901,116

        INFOMERCIALS
        DEFERRED RENT                                                              301,255           304,240
        CAPITALIZED FINANCING COSTS                                                293,173
                                                                           ----------------  ----------------
                                                                                   594,428           304,240
                                                                           ----------------  ----------------
                                                                                $9,201,624        $9,834,218
                                                                           ================  ================

        LIABILITIES AND STOCKHOLDERS'EQUITY:
        CURRENT LIABILITIES:
          Notes payable                                                           $163,530        $1,127,199
          Accounts payable                                                         905,018        $1,072,820
          Commissions,salaries and withholding                                     367,277           510,488
          Miscellaneous accounts payable and accrued expenses                       12,273           179,793
          Other liabilities                                                        629,283           987,877
          Payments due within one year on term obligations                         912,274           851,610
                                                                           ----------------  ----------------
        TOTAL CURRENT LIABILITIES                                                2,989,655         4,729,787
        DEFERRED INCOME TAXES                                                       64,000            64,000
        LONG TERM DEBT AND CAPITAL LEASES, less current portion                  4,062,834         2,479,466
        STOCKHOLDERS' EQUITY:
          Common stock                                                              13,564            13,564
          Additional paid-in capital                                               577,123           577,123
          Retained earnings                                                      1,494,448         1,970,278
                                                                           ----------------  ----------------
                                                                                 2,085,135         2,560,965
                                                                           ----------------  ----------------
                                                                                $9,201,624        $9,834,218
                                                                           ================  ================

        *The balance sheet at March 31,1997 has been taken from the audited financial statements at that date.  See notes to condensed consolidated financial statements.


                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30
                                                                                  1997              1996
                                                                           ----------------  ----------------
        NET SALES                                                               $2,886,840        $2,580,515

        COSTS AND EXPENSES:
          Costs of products and services sold                                    2,782,046         2,458,448
          Selling,general and administrative                                       493,306           518,829
          Interest                                                                 135,979           114,622
                                                                           ----------------  ----------------
                                                                                 3,411,331         3,091,899

                                                                           ----------------  ----------------
                                                                                  (524,491)         (511,384)
        OTHER INCOME                                                                48,662               639

                                                                           ----------------  ----------------
        EARNINGS BEFORE TAXES ON INCOME                                           (475,829)         (510,745)

        TAXES ON INCOME (INCOME TAX CREDIT)                                                         (100,000)

                                                                           ================  ================
        NET EARNINGS                                                             ($475,829)        ($410,745)
                                                                           ================  ================

        NET EARNINGS PER SHARE (1)                                                  ($0.35)           ($0.30)
                                                                           ================  ================



   (1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

             June 30, 1997            1,356,425
             June 30, 1996            1,356,425


        See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30
                                                                                 1997              1996
                                                                           ----------------  ----------------
        CASH FLOW-OPERATING ACTIVITIES:
          Net earnings                                                           ($475,829)        ($410,745)
          Adjustments:
            Depreciation                                                           436,905           480,293
            Other                                                                   25,009
        (Increase) Decrease in trade receivables                                   (55,976)          (70,802)
            Increase - current assets                                             (120,586)
            Decrease -liabilities                                                 (447,299)          282,768
                                                                           -----------------  ----------------
          Net cash provided (utilized) by operating activities                    (637,776)         (281,514)

        CASH FLOW - INVESTING ACTIVITIES:
          Property,plant and equipment additions                                  (197,671)         (116,165)

        CASH FLOW - FINANCING ACTIVITIES:

        Advances(payments)-Line of credit                                         (963,669)          330,000
        Advances(payments)-Long term borrowing                                   1,266,499          (499,369)

                                                                           ---------------   ---------------
          Net cash provided (utilized) by  financing activities                    302,830          (169,369)

                                                                           ================  ================
        NET (DECREASE)  IN CASH                                                  ($532,617)          ($4,020)
                                                                           ================  ================


         See notes to condensed consolidated financial statements.


                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flow for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1997 and for all periods presented have been made.

On April 24, 1997, the Company and NationsCredit entered into a credit agreement, which consists of a $8,500,000 revolving credit facility with a three-year term expiring in April 2000. This credit facility includes a $3,750,000 term note that is to be repaid in 36 monthly installments, based on a five-year amortization, with the balance due April 2000. Interest on loans outstanding under the credit agreement is based on prime plus 2.25%. The agreement includes certain non-financial covenants. Proceeds from the new credit agreement were used to pay off the line of credit and the term note payable outstanding at March 31, 1997.

On June 27, 1997 the Company obtained mortgage financing on its two facilities in Edina, Minnesota. The company borrowed $700,000 using the facilities as collateral. The mortgage financing has an interest rate of prime plus 2.25%, amortization over 60 months with a three-year term.

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 annual report to shareholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results for the full year.

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS


Operating cash requirements for the first three months of fiscal 1997 were met from cash flow from operations, utilization of the cash reserves from March 31, 1997, borrowing from the Company's line of credit and cash proceeds from a mortgage secured by the Company's Edina, MN facilities.

On April 24, 1997, the Company and NationsCredit entered into a credit agreement, which consists of a $8,500,000 revolving credit facility with a three-year term expiring in April 2000. This credit facility includes a $3,750,000 term note that is to be repaid in 36 monthly installments, based on a five-year amortization, with the balance due April 2000. Interest on loans outstanding under the credit agreement is based on prime plus 2.25%. The agreement includes certain non-financial covenants. Proceeds from the new credit agreement were used to pay off the line of credit and the term note payable outstanding at March 31, 1997.

On June 27, 1997 the Company obtained mortgage financing on its two facilities in Edina, Minnesota. The company borrowed $700,000 using the facilities as collateral. The mortgage financing has an interest rate of prime plus 2.25%, amortization over 60 months with a three-year term.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended June 30, 1997 of $2,886,840 compare with sales of $2,580,515 for the corresponding period of the prior year, an 11.8 % increase. A significant portion of the increase results from an increase in Show production for the cable industry.


COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 1997 equaled 96% of sales as compared to a cost of sales rate of 95% in the corresponding period of the prior year. These unusually high rates reflect the lower margins associated with the production phase of the cable programs produced by the Company's Show Group.

As discussed in the Company's annual report, the Company has made reductions in fixed overhead. Management believes these changes will begin to be realized in the Company's second fiscal quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of fiscal 1998 totaled $493,306, a decrease of $25,523, or 4.9% over the prior years first quarter. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expenses associated with the Chicago operation, account for a majority of the decrease.

INTEREST EXPENSE

Interest expense for the first quarter, totaled $135,979 compared with expense of $114,622 in the prior year's first quarter, an increase of 18%. The increase in interest expense from June 1997 to June 1996 is the result of increased borrowings from the line of credit facility, issuance in August 1996 of subordinated debt and an increase in the interest rate on outstanding indebtedness.

INCOME TAX CREDIT

During the year ended March 31, 1997, the Company established a valuation allowance of $97,000 on the deferred tax assets. For the quarter ended June 30, 1997 the Company added $202,250 to the valuation allowance.


                                     PART II

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits
    27. Financial Data Schedule

b)  Reports on form 8-K
    None


                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                               Northwest Teleproductions, Inc.
 August 13, 1997

                                    (Registrant)

                                    By:  /s/ John C. McGrath
                                         John C. McGrath
                                         President


                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         Treasurer

                                 EXHIBIT INDEX



Exhibit Number        Description

     27               Financial Data Schedule