Form 10QSB/A
period 1997-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1997-08-15
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              Form 10-QSB/A (No. 1)


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

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                        JUNE 30
                                                                                 1997              1996
                                                                           ----------------  ----------------
        CASH FLOW-OPERATING ACTIVITIES:
          Net earnings                                                           ($475,829)        ($410,745)
          Adjustments:
            Depreciation                                                           436,905           480,293
            Other                                                                   25,009
          Increase in trade receivables                                            (55,976)          (70,802)
          Increase - current assets                                               (120,586)
          Decrease -liabilities                                                   (447,299)          282,768
                                                                           -----------------  ----------------
          Net cash provided (utilized) by operating activities                    (637,776)          281,514

        CASH FLOW - INVESTING ACTIVITIES:
          Property,plant and equipment additions                                  (197,671)         (116,165)

        CASH FLOW - FINANCING ACTIVITIES:
        Advances(payments)-Line of credit                                         (963,669)          330,000
        Advances(payments)-Long term borrowing                                   1,266,499          (499,369)

                                                                           ---------------   ---------------
          Net cash provided (utilized) by  financing activities                    302,830          (169,369)

                                                                           ================  ================
        NET (DECREASE)  IN CASH                                                  ($532,617)          ($4,020)
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

Date:                               Northwest Teleproductions, Inc.
 August 15, 1997

                                    (Registrant)

                                    By:  /s/ John C. McGrath
                                         John C. McGrath
                                         President


                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         Treasurer