Form 10QSB
period 1997-09-30
NORTHWEST TELEPRODUCTIONS INC
filed 1997-11-19
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               September 30, 1997
                             Commission File Number
                                     0-8508

                        NORTHWEST TELEPRODUCTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

  Minnesota                                                      41-0641789
(State or other Jurisdiction of                   (IRS Employer Identification
Incorporation or Organization)                      Number)

                             4000 West 76th Street
                             Minneapolis, MN 55435
                Address of Principal Executive Offices (Zip Code)

          Issuer's telephone number including Area Code: 612-835-6450

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                 No  [ ]

1,356,425 shares of $.01 par value common stock were outstanding at October 31, 1997.

Transitional Small Business Disclosure Format (Check One):

                  Yes  [ ]                 No  [X]

                         NORTHWEST TELEPRODUCTIONS, INC
                                AND SUBSIDIARIES

                                     INDEX

                                  FORM 10-QSB

                               September 30, 1997


PART 1                                                               Page No.

Consolidated Balance Sheets:
September 30, 1997 and March 31, 1997                                  3

Consolidated Statements of Operations:
Three and Six Months Ended September 30, 1997 and 1996                 4

Condensed Consolidated Statements of Cash Flow:
Six Months Ended September 30, 1997 and 1996                           5

Notes to Condensed Consolidated Financial Statements                   6

Management Discussion and Analysis                                     7 & 8

Other Information                                                      9 & 10

Exhibit Index                                                          11

                                                                        PART I
                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 30         March 31
                                                                         1997               1997
                                                                      (Unaudited)             *
                                                                    ----------------  ----------------
 ASSETS:
 CURRENT ASSETS:
    Cash                                                                         $0          $532,617
    Cash-restricted                                                         $74,533          $435,662
    Trade accounts receivable less doubtful accounts
           reserve$139,963 and $120,622 respectively                      2,273,135         1,957,833
    Inventory                                                               177,166           196,238
    Refundable income taxes                                                 309,791           367,000
    Deferred income taxes                                                    64,000            64,000
    Other assets                                                            151,535            75,512
                                                                    ----------------  ----------------
 TOTAL CURRENT ASSETS                                                     3,050,160         3,628,862
                                                                    ----------------  ----------------
 PROPERTY,PLANT AND EQUIPMENT:
    Land,buildings and improvements                                       3,662,701         3,662,702
    Machinery and equipment                                              22,171,501        21,965,186
                                                                    ----------------  ----------------
                                                                         25,834,202        25,627,888
    Less accumulated depreciation                                        20,600,582        19,726,772
                                                                    ----------------  ----------------
                                                                          5,233,620         5,901,116

 DEFERRED RENT                                                              286,210           304,240
 CAPITALIZED FINANCING COSTS                                                318,885
                                                                    ----------------  ----------------
                                                                            605,095           304,240
                                                                    ----------------  ----------------
                                                                         $8,888,875        $9,834,218
                                                                    ================  ================
 LIABILITIES AND STOCKHOLDERS'EQUITY:
 CURRENT LIABILITIES:
   Notes payable                                                           $252,590        $1,127,199
   Accounts payable                                                       1,334,016        $1,072,820
   Commissions,salaries and withholding                                     479,242           510,488
   Miscellaneous accounts payable and accrued expenses                      220,981           179,793
   Other liabilities                                                         91,083           987,877
   Payments due within one year on term obligations                         924,838           851,610
                                                                    ---------------   ---------------
 TOTAL CURRENT LIABILITIES                                                3,302,750         4,729,787
 DEFERRED INCOME TAXES                                                       64,000            64,000
 LONG TERM DEBT AND CAPITAL LEASES, less current portion                  3,821,035         2,479,466
 STOCKHOLDERS' EQUITY:
   Common stock                                                              13,564            13,564
   Additional paid-in capital                                               577,123           577,123
   Retained earnings                                                      1,110,403         1,970,278
                                                                    ----------------  ----------------
                                                                          1,701,090         2,560,965
                                                                    ----------------  ----------------
                                                                         $8,888,875        $9,834,218
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

                NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                    SEPTEMBER 30                                 SEPTEMBER 30
                                               1997              1996                    1997                   1996
                                          ----------------  ----------------       ------------------    -------------------

NET SALES                                      $3,212,531        $3,469,747               $6,099,371             $6,050,262

COSTS AND EXPENSES:
  Costs of products and services sold           2,943,192         2,710,142                5,725,238              5,168,590
  Selling,general and administrative              511,159           502,323                1,004,465              1,021,152
  Interest                                        143,622           125,783                  279,601                240,405
                                          ----------------  ----------------       ------------------    -------------------
                                                3,597,973         3,338,248                7,009,304              6,430,147

                                          ----------------  ----------------       ------------------    -------------------
                                                 (385,442)          131,499                 (909,933)              (379,885)
OTHER INCOME                                        1,396             8,898                   50,058                  9,537

                                          ----------------  ----------------       ------------------    -------------------
EARNINGS BEFORE TAXES ON INCOME                  (384,046)          140,397                 (859,875)              (370,348)

TAXES ON INCOME (INCOME TAX CREDIT)                                 (48,139)                                       (148,139)

                                          ================  ================       ==================    ===================
NET EARNINGS                                    ($384,046)         $188,536                ($859,875)             ($222,209)
                                          ================  ================       ==================    ===================

NET EARNINGS PER SHARE (1)                         ($0.28)            $0.14                   ($0.63)                ($0.16)
                                          ================  ================       ==================    ===================

       (1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

       Three months:        September 30, 1997                 1,356,425
                            September 30, 1996                 1,356,425
       Six months:          September 30, 1997                 1,356,425
                            September 30, 1996                 1,356,425

See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                       September 30
                                                                  1997              1996
                                                             ----------------  ----------------
 CASH FLOW-OPERATING ACTIVITIES:
   Net earnings (loss)                                         ($859,876)        ($222,209)
   Adjustments:
     Depreciation                                                873,810           960,580
     Other                                                        54,048
     (Increase) Decrease in trade receivables                   (315,302)         (288,130)
      Other - net                                               (214,869)         (183,091)

                                                             ---------------   ----------------
   Net cash provided (utilized) by operating activities         (462,180)         (267,150)

 CASH FLOW - INVESTING ACTIVITIES:
   Property,plant and equipment additions                       (206,314)         (121,770)

 CASH FLOW - FINANCING ACTIVITIES:

 Advances(payments)-Line of credit                              (874,609)          330,000
 Advances(payments)-Long term borrowing                          984,531          (248,996)

                                                             ---------------   ---------------
   Net cash provided by  financing activities                    109,922            81,004

                                                             ---------------   ---------------
 NET INCREASE  (DECREASE)  IN CASH                              (558,581)        ($226,384)
                                                             ===============   ===============


  See notes to condensed consolidated financial statements.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of September 30, 1997, the consolidated statement of operations for the three and six month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1997 and for all periods presented have been made.

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

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 annual report to shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results for the full year.

On October 24, 1997 the President of the Company, John McGrath, announced his resignation, effective immediately, due to personal and family reasons. Mr. McGrath was elected Chairman of the Board. The Board appointed Phillip A. Staden to the position of President. Mr. Staden had previously served and continues to serve as the Company's Chief Financial Officer.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first six months of fiscal 1998 were met from cash flow from operations, utilization of the cash reserves from March 31, 1997, borrowing from the Company's line of credit and $700,000 from a mortgage secured by the Company's Edina, MN facilities.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the six months ended September 30, 1997 of $6,099,371 compare with sales of $6,050,262 for the corresponding period of the prior year, a 0.8% increase. The increase is attributable to increases in programming production.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the six months ended September 30, 1997 equaled 94% of sales as compared to a cost of sales rate of 85% in the corresponding period of the prior year. These higher rates reflect the lower margins associated with the production phase of the Cable Shows produced by the Company's Show Group. Additionally, the decline in sales of the Company's traditional corporate and industrial markets continued to put pressure on the Company's margins.

As discussed in the Company's annual report, the Company has made reductions in fixed overhead and is continuing with its cost reduction program. Management believes these changes will be reflected in the Company's fourth fiscal quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first six months of fiscal 1998 totaled $1,004,465, a decrease of $16,687 or 1.6% over the prior years first six months. The decrease, while not significant, is related to payroll costs.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 1997 totaled $279,601 compared with expense of $240,405 in the prior year's corresponding period, an increase of 16%. The increase in interest expense is the result of increased borrowings  from  the  line of  credit  facility,  issuance  in  August  1996 of subordinated debt and an increase in the interest rate on outstanding indebtedness.

INCOME TAX CREDIT
During the year ended March 31, 1997 the Company established a valuation allowance of $97,000 on deferred tax assets. For the six months ended September 30, 1997 the Company added $360,000 to the valuation allowance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended September 30, 1997 of $3,212,531 compare with sales of $3,469,747 for the corresponding period of the prior year, a 7.4% decrease. A significant portion of the decrease results from a decrease in non-contract revenues such as business TV services provided to the corporate marketplace and services provided to the advertising marketplace.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended September 30, 1997 equaled 91% of sales as compared to a cost of sales rate of 78% in the corresponding period of the prior year. These higher rates reflect the lower margins associated with the production phase of the Cable Shows. Additionally, the decline in sales of the Company's traditional corporate and industrial markets continued to put pressure on the Company's margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1997 totaled $511,159, an increase of $8,836 or 1.7% over the prior years first three months. The increase, while not significant, is payroll related.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1997 totaled $143,622 compared with expense of $125,783 in the prior year's corresponding period, an increase of 14%. The increase in interest expense is the result of increased borrowings  from  the  line of  credit  facility,  issuance  in  August  1996 of subordinated debt and an increase in the interest rate on outstanding indebtedness.

INCOME TAX CREDIT

During the year ended March 31, 1997 the Company established a valuation allowance of $97,000 on deferred tax assets. For the three months ended September 30, 1997 the Company added $157,750 to the valuation.

                                    PART II

Item 4.           Submission of Matters to a vote of Security Holders

     (a) The annual meeting of the Registrant's shareholders was held on Wednesday September 10, 1997.

     (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 991,290 for and 9,417 against, no shares abstaining and no shares represented by broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

        Nominee              Number of Votes For       Number of Votes Withheld
        -------              -------------------       ------------------------
     James S. Fish                985,396                     15,311
     C. Dale Haworth              997,769                      2,938
     Ronald V. Kelly              997,119                      3,588
     John G. Lindell              997,146                      3,561
     Steven Lose                  997,544                      3,163
     Gerald W. Simonson           997,796                      2,911

     (d) At the Annual Meeting the shareholders approved the appointment of Deloitte and Touche LLP as independent auditors for the current fiscal year by a vote 989,018 in favor, with 1,301 against, 112 abstaining and no shares represented by broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

         27      Financial Data Schedule

     b) Reports on form 8-K

         None

Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                               Northwest Teleproductions, Inc.
 November 19, 1997

                                    (Registrant)

                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           EXHIBIT INDEX TO FORM 10-Q

Commission File No.:  0-8508
For the quarter ended
September 30, 1997

                        NORTHWEST TELEPRODUCTIONS, INC.

Exhibit Number         Description
--------------         -----------

    27                 Financial Data Schedule (in electronic version only)