Form 10QSB
period 1997-12-31
NORTHWEST TELEPRODUCTIONS INC
filed 1998-02-17
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               December 31, 1997
                             Commission File Number
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

          4000 West 76th Street
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

                                     INDEX

                                  FORM 10-QSB

                               December 31, 1997


PART 1
                                                                    Page No.
                                                                    --------

Consolidated Balance Sheets:
December 31, 1997 and March 31, 1997                                   3

Consolidated Statements of Operations:
Three and Nine Months Ended December 31, 1997 and 1996                 4

Condensed Consolidated Statements of Cash Flow:
Nine Months Ended December 31, 1997 and 1996                           5

Notes to Condensed Consolidated Financial Statements                   6

Management Discussion and Analysis                                     7 & 8

Other Information                                                      9 & 10

Exhibit Index                                                          11

                                     PART I
                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    December 31                 MARCH 31
                                                                                        1997                     1997
                                                                                    (Unaudited)                    *
                                                                                  -----------------       -----------------
ASSETS:
CURRENT ASSETS:
   Cash                                                                                    $6,135                $532,617
   Cash-restricted                                                                       $259,041                $435,662
   Trade accounts receivable less doubtful accounts
          reserve of $38,057 and $120,622 respectively                                  2,285,152               1,957,833
   Inventory                                                                              165,929                 196,238
   Refundable income taxes                                                                 41,634                 367,000
   Deferred income taxes                                                                   64,000                  64,000
   Other assets                                                                            85,382                  75,512
                                                                                 -----------------       -----------------
TOTAL CURRENT ASSETS                                                                    2,907,273               3,628,862
                                                                                 -----------------       -----------------
PROPERTY,PLANT AND EQUIPMENT:
   Land,buildings and improvements                                                      3,671,801               3,662,702
   Machinery and equipment                                                             22,217,011              21,965,186
                                                                                 -----------------       -----------------
                                                                                       25,888,812              25,627,888
   Less accumulated depreciation                                                       21,038,454              19,726,772
                                                                                 -----------------       -----------------
                                                                                        4,850,358               5,901,116

DEFERRED RENT                                                                             271,165                 304,240
CAPITALIZED FINANCING COSTS                                                               291,861
                                                                                 -----------------       -----------------
                                                                                          563,026                 304,240
                                                                                 -----------------       -----------------
                                                                                       $8,320,657              $9,834,218
                                                                                 =================       =================
LIABILITIES AND STOCKHOLDERS'EQUITY:
CURRENT LIABILITIES:
  Notes payable                                                                          $137,543              $1,127,199
  Accounts payable                                                                      1,259,134              $1,072,820
  Commissions,salaries and withholding                                                    318,487                 510,488
  Miscellaneous accounts payable and accrued expenses                                     122,707                 179,793
  Other liabilities                                                                       213,475                 987,877
  Payments due within one year on term obligations                                        942,683                 851,610
                                                                                 ----------------        ----------------
TOTAL CURRENT LIABILITIES                                                               2,994,029               4,729,787
DEFERRED INCOME TAXES                                                                      64,000                  64,000
LONG TERM DEBT AND CAPITAL LEASES, less current portion                                 3,717,722               2,479,466
STOCKHOLDERS' EQUITY:
  Common stock                                                                             13,564                  13,564
  Additional paid-in capital                                                              577,123                 577,123
  Retained earnings                                                                       954,219               1,970,278
                                                                                 -----------------       -----------------
                                                                                        1,544,906               2,560,965
                                                                                 -----------------       -----------------
                                                                                       $8,320,657              $9,834,218
                                                                                 =================       =================

*The balance sheet at March 31,1997 has been taken from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     DECEMBER 31                       DECEMBER 31
                                                             1997            1996               1997               1996
                                                       -----------------  --------------   ------------------  -----------------


NET SALES                                                    $3,022,712      $3,040,479           $9,122,083         $9,090,741

COSTS AND EXPENSES:
  Costs of products and services sold                         2,616,715       2,771,308            8,341,953          7,939,898
  Selling,general and administrative                            531,842         400,387            1,536,307          1,421,539
  Interest                                                      147,132         124,604              426,733            365,009
                                                       -----------------  --------------   ------------------  -----------------
                                                              3,295,689       3,296,299           10,304,993          9,726,446

                                                       -----------------  --------------   ------------------  -----------------
                                                               (272,977)       (255,820)          (1,182,910)          (635,705)
OTHER INCOME                                                       (207)          2,069               49,851             11,606

                                                       -----------------  --------------   ------------------  -----------------
EARNINGS BEFORE TAXES ON INCOME                                (273,184)       (253,751)          (1,133,059)          (624,099)

TAXES ON INCOME (INCOME TAX CREDIT)                            (117,000)       (101,501)            (117,000)          (249,640)

                                                       =================  ==============   ==================  =================
NET LOSS                                                      ($156,184)      ($152,250)         ($1,016,059)         ($374,459)
                                                       =================  ==============   ==================  =================

BASIC EARNINGS PER COMMON SHARE                                  ($0.12)         ($0.11)              ($0.75)            ($0.28)
                                                       =================  ==============   ==================  =================
AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING             1,356,425       1,356,425            1,356,425          1,356,425
                                                       =================  ==============   ==================  =================

DILUTED  EARNINGS PER COMMON SHARE                               ($0.12)         ($0.11)              ($0.75)            ($0.28)
                                                       =================  ==============   ==================  =================
AVERAGE NUMBER OF DILUTIVE COMMON SHARES OUTSTANDING          1,356,425       1,356,425            1,356,425          1,356,425
                                                       =================  ==============   ==================  =================

See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                               December 31
                                                                                       1997                    1996
                                                                                 -----------------       -----------------
CASH FLOW-OPERATING ACTIVITIES:
  Net earnings (loss)                                                                 ($1,016,059)              ($374,460)
  Adjustments:
    Depreciation                                                                        1,311,682               1,440,875
    Other                                                                                 114,179
 (Increase) Decrease in trade receivables                                                (327,319)                 95,266
 Other - net                                                                             (287,448)               (289,998)

                                                                                 -----------------      ------------------
  Net cash provided (utilized) by operating activities                                   (204,965)               (871,683)

CASH FLOW - INVESTING ACTIVITIES:
  Property, plant and equipment additions                                                (260,924)               (293,740)

CASH FLOW - FINANCING ACTIVITIES:

Advances(payments)-Short-term borrowings                                                 (989,656)                307,199
Advances(payments)-Long term borrowing                                                    929,063                (390,113)


                                                                                 -----------------      ------------------
  Net cash provided by  financing activities                                              (60,593)                (82,914)

                                                                                 -----------------      ------------------
NET INCREASE  (DECREASE)  IN CASH                                                       ($526,482)               $495,029
                                                                                 =================      ==================

 See notes to condensed consolidated financial statements.

                        NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of December 31, 1997, the consolidated statement of operations for the three and nine month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1997 and for all periods presented have been made.

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

During the quarter ended December 31, 1997 the Company closed its downtown Minneapolis based Post and Transfer facility and its Northwest Film Group due to continued operating losses. These operations had a combined year to date operating loss before interest and corporate expenses of $468,000.

In the third quarter ended December 31, 1997 Northwest Teleproductions adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 requires disclosure of Basic and Diluted Earnings Per Share
(EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options to be exercised. All prior year amounts have been restated in accordance with the provisions of SFAS
128. As the inclusion of dilutive potential common shares would increase the Net Loss per share for the three months ended December 31, 1997 and 1996 and the nine months ended December 31, 1997 and 1996, such common shares were not included in the calculation of diluted EPS.

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 annual report to shareholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results for the full year.

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

                NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS
----------------------------------
Operating cash requirements for the first nine months of fiscal 1998 were met from cash flow from operations, utilization of the cash reserves from March 31, 1997, borrowing from the Company's line of credit, and $700,000 from a mortgage secured by the Company's Edina, MN facilities.

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

Subsequent to the quarter end the Company sold a portion of the equipment from the Post and Transfer facility. The proceeds from the sale totaled $707,500 resulting in a gain of approximately $311,500. The proceeds of the sale were used to paydown the Company's long term debt with NationsCredit.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
-----
Sales for the nine months ended December 31, 1997 of $9,122,083 compare with sales of $9,090,741 for the corresponding period of the prior year, an increase of less than 1 percent. The change is attributable to an increase in programming production.

COST OF PRODUCTS AND SERVICES SOLD
----------------------------------
Cost of products and services sold for the nine months ended December 31, 1997 equaled 91% of sales as compared to a cost of sales rate of 87% in the corresponding period of the prior year. These higher rates reflect the lower margins associated with the production phase of the Cable Shows produced by the Company's Show Group. Additionally, the decline in sales of the Company's traditional corporate and industrial markets continued to put pressure on the Company's margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses for the nine months December 31, 1997 totaled $1,536,307, an increase of $114,768 or 8% from the prior year's first nine months. The increase is related to rent, sales and marketing expenses and payroll costs associated with an increase in the sales staff.

INTEREST EXPENSE
----------------
Interest expense for the nine months ended December 31, 1997 totaled $426,733 compared with expense of $365,009 in the prior year's corresponding period, an increase of 16.9%. The increase in interest expense is the result of increased borrowings from the line of credit facility, issuance in August 1996 of subordinated debt and an increase in the interest rate on outstanding indebtedness.

INCOME TAX CREDIT
-----------------
During the year ended March 31, 1997 the Company established a valuation allowance of $97,000 on deferred tax assets. For the nine months ended December 31, 1997 the Company added $475,000 to the valuation allowance. The income tax credit realized by the Company during the quarter ended December 31, 1997 represents tax refunds received that were in excess of the amounts estimated at March 31, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
-----
Sales for the three months ended December 31, 1997 of $3,022,712 compare with sales of $3,040,479 for the corresponding period of the prior year, a decrease of less than 1%.

COST OF PRODUCTS AND SERVICES SOLD
----------------------------------
Cost of products and services sold for the three months ended December 31, 1997 equaled 87% of sales as compared to a cost of sales rate of 91% in the corresponding period of the prior year. The lower rates in the current quarter reflect the higher margins associated with the post-production phase of the Cable Shows.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses for the three months ended December 31 1997 totaled $531,842, an increase of $131,455 or 32% over the prior year's corresponding period. The increase is attributable to an increase in advertising and marketing, payroll to add additional sales staff and increased rent expense related to the Chicago operation.

INTEREST EXPENSE
----------------
Interest expense for the three months ended December 31, 1997 totaled $147,132 compared with expense of $124,604 in the prior year's corresponding period, an increase of 18%. The increase in interest expense is the result of increased borrowings  from  the  line of  credit  facility,  issuance  in  August  1996 of subordinated debt and an increase in the interest rate on outstanding indebtedness.

INCOME TAX CREDIT
-----------------
During the year ended March 31, 1997 the Company established a valuation allowance of $97,000 on deferred tax assets. For the three months ended December 31, 1997 the Company added $115,000 to the valuation allowance. The income tax credit realized by the Company during the quarter ended December 31, 1997 represents tax refunds received that were in excess of the amounts estimated at March 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits
                    27. Financial Data Schedule

          b)   Reports on form 8-K None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                               Northwest Teleproductions, Inc.
     February 17, 1998

                                    (Registrant)

                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President and Chief Financial Officer

                        Northwest Teleproductions, Inc.

                                 EXHIBIT INDEX



Exhibit Number           Description
--------------           -----------

   27                    Financial Data Schedule