Form 10KSB
period 1998-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1998-06-29
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                              Commission File
ended March 31, 1998                                             Number:  0-8505

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended March 31, 1998 were $11,192,233.

     The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 29, 1998 was approximately $991,434 (based upon the closing sale price of the registrant's Common Stock on such date).

     Shares  of $.01 par  value  Common  Stock  outstanding  at June  29,  1998:
1,356,425

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

       Transitional Small Business Disclosure Format (check one): Yes No X

Introduction

     Northwest   Teleproductions,   Inc.   and   its   subsidiaries,   Southwest
Teleproductions, Inc. and Northwest Teleproductions/Chicago, Inc., are referred to herein as the "Registrant" unless the context indicates otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business.

     Northwest Teleproductions, Inc. (the "Registrant"), a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970. Since it began operations, the Registrant has been in the videotape production business and, in fiscal 1981, added film production as an alternative to videotape recording.

     Each year since fiscal 1986, the Registrant has derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993, the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the fourth of which has been exercised by the Government. The Company is in its final contract year of a five year contract with the Defense Department. This final contract year provides for production work through June of 1999. The Defense Department contract is currently in the renewal process for another five-year period. The DOD placed the contract up for competitive bidding. Accordingly, we have presented a proposal to DOD for renewal of another five-year term. The DOD has indicted that the contract will be awarded in August 1998. See "Narrative Description of Business -- Dependence on One or a Few Customers."

     The  Registrant  has  significant   business  operations  involved  in  the
development and creation of programming for the cable and network television markets. The Registrant currently has seven shows in production.

Narrative Description of Business.

     Principal Products and Services. The Registrant is engaged in the videotape and film production business. The Registrant produces advertising commercials, industrial, governmental and educational programs, programming for cable broadcast, and fee-for-service electronic retailing (infomercials). The
Registrant offers services in all phases of production including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has four studios with a total stage area of approximately 11,000 square feet and operates thirteen post-production facilities to provide editing services. In fiscal 1998 the Registrant closed its downtown Minneapolis facilities. The assets associated with that facility were sold and the proceeds used to pay down long term debt. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

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

     Competition in the videotape and film production industry is based primarily on creative ability, quality and timeliness of service at competitive prices. Location of a company's production facilities and location of the client involved are also factors in competition since the cost of transporting equipment and crews can often affect a company's ability to compete. Location is not an important factor to the network and cable industry clients, who are accustomed to purchasing the best product wherever it may be. The Registrant has production facilities in Minneapolis, Minnesota; Dallas, Texas; and Chicago, Illinois. The Registrant has closed one of its production studios in Chicago as part of a cost cutting program. The Registrant has access to many of the additional production studios in Chicago in order to service its clients. Although there are many production companies in the geographical areas in which the Registrant is located, the major and much larger production companies generally are located on either the west or east coasts of the United States.

     Sources and Availability of Raw Materials. There are many available sources of supply for raw materials needed for the Registrant's operations.

     Dependence on One or a Few Customers. Since fiscal 1986, a significant portion of the Registrant's revenue has been derived from twelve-month requirement contracts and renewals awarded to the Registrant by the U.S. Department of Defense for the production of radio and television spot announcements meeting the requirements of the Armed Forces Information Service/Armed Forces Radio and Television Service. The original contract, awarded in October 1984, provided for four consecutive one-year renewal options by the Department of Defense, all of which were exercised by the Government. The subsequent contract, awarded to the Registrant in January, 1990, covered the Department's same requirements and provided for three one-year renewal options by the Department of Defense, all of which were exercised by the Government. In August 1993, the Registrant was awarded a new contract by the Department of Defense for the Department's same requirements. The contract provides for four consecutive one-year renewal options by the Department of Defense after the initial year of the contract. The initial year and the first renewal year of the contract each amounted to revenues of $2,600,000. The second renewal year amounted to $2,250,000 of revenues. The third year renewal amounted to $2,300,000 of revenues. The fourth renewal year is estimated at $2,500,000.

     In fiscal 1998, 1997 and 1996, government contract revenue accounted for 18%, 20% and 22% respectively, of total revenue. The loss, therefore, of business from the Government could have a material adverse effect on the Registrant.


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

     Employees. At June 30, 1998 the Registrant employed approximately 74 persons, all of which were employed full time.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:


                Location                General Description                          Manner of Ownership

4455 West 77th Street              20,000 square feet; office     Leased  with lease expiring  June 30, 2001.
Minneapolis, Minnesota             and production facility.       Option to renew for one 5 year period. See Notes
                                                                  4 and 8 to Consolidated Financial Statements.

4000 West 76th Street              13,000 square feet; office     Leased  with lease expiring  June 30, 2001.
Minneapolis, Minnesota             and production facility.       Option to renew for one 5 year period.  See Notes
                                                                  4 and 8 to Consolidated Financial Statements

2649 Tarna Drive                   14,000 square feet; office     Direct fee ownership subject to mortgage.  See
Dallas, Texas                      and production facility.       Note 2 to Consolidated Financial Statements.

142 E. Ontario Street              7,500 square feet; office      Leased with lease expiring April, 2002.  Option
Chicago, Illinois                  and production facility.       to renew for one additional five-year term.

81 South Ninth  Street             5,000 square  feet;  office    Leased with lease  expiring October 31, 2001.
Minneapolis, Minnesota             and production facility.


On June 24, 1998, the Company closed a three-year sale-leaseback transaction involving the two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street. After a three-year period, the Company has the option of renewing the lease for an additional five years. The monthly rental expense for the first three years will be as follows: $16,615 in year 1, $17,030 in year 2 and $17,456 in year 3.

On June 24, 1998, the Company entered into a sale-leaseback transaction of two buildings with Lindue, LLC, a Minnesota limited liability corporation owned by a member of the Company's Board of Directors. Proceeds from the sale-leaseback were $1.6 million, of which $112,000 in accrued interest and a $20,000 security deposit were held in escrow by the landlord. (See Note 7 for additional details.)


     The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.


ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 1998 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 1998 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 1998 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appear in the Registrant's 1998 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:


          Name of               Age     Present Position(s)                          Business Experience
     Executive Officer                   with Registrant

Phillip A. Staden               41     President and Chief    President and CEO of Registrant since October 20,
                                       Executive Officer       1997.  Vice-President of the Registrant from November
                                                              1996 to October 1997. Controller of the  Registrant
                                                              from April 1991 to November 3, 1996.

David  S. Johnson               55     Vice President         Vice-President of Registrant since October 20, 1997.
                                                              Manager of The Government Services Division of the
                                                              Registrant since  December 1993.  Has been employed by
                                                              the Registrant since January 1986.

Nancy Reid                      49     Vice-President         Vice President of Registrant since October 20, 1997.
                                       Sales and Marketing    Currently General Manager of the Registrant's Chicago
                                                              subsidiary.  Prior to joining the Registrant, she was
                                                              Sales and Marketing manager of Editel, Inc., a nationally
                                                              recognized post-production facility.

There are no family relationships among any of the Registrant's directors or executive officers.

     The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance", which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1998 fiscal year end in connection with the Registrant's 1998 annual meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1998 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1998 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.  See "Exhibit Index" on page following signatures.

     (b)     Reports on Form 8-K.

     No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1998 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHWEST TELEPRODUCTIONS, INC.
                                            (the "Registrant")


                                            By:  /s/ Phillip A. Staden
Date:  June 29, 1998                           Phillip A. Staden, President

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

Signature                        Title                                  Date

                                 President, CEO and Director
  /s/ Phillip A. Staden         (principal executive officer)  June 29, 1998
     Phillip A. Staden

                                 Chairman of the Board
________________________________ and Director                   June 29, 1998
     John C. McGrath


________________________________ Director                       June 29,1998
     James S. Fish


________________________________ Director                       June 29,1997
     C. Dale Haworth


________________________________ Director                       June 29, 1998
     Steven Lose


________________________________ Director                       June 29, 1998
     John G. Lindell


________________________________ Director                       June 29, 1998
     Ronald V. Kelly


________________________________ Director                       June 29, 1998
     Gerald W. Simonson

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         NORTHWEST TELEPRODUCTIONS, INC.

                        (Commission File Number: 0-8505)


                             E X H I B I T I N D E X
                                       For
                        Form 10-KSB for 1998 fiscal year



      Exhibit

        3           Registrant's Articles of Incorporation and Bylaws

       3.1          Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                    September 30, 1987*

       3.2          Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*

        10          Registrant's Material Contracts

      10.1**        Employment Agreement, dated November 2, 1996, between the Registrant and John C.
                    McGrath--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended December 31, 1996. *

      10.2**        Deferred Compensation Agreement, dated November 2, 1996, between the Registrant and John C.
                    McGrath--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended December 31, 1996. *

      10.3**        Incentive Stock Option Agreement, dated November 2, 1996, between the Registrant and John C.
                    McGrath - incorporated  by reference to Exhibit 10.3 to the Registrant's Quarterly Report on
                    Form 10-QSB  for the quarter ended December 31, 1996. *

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

       10.8         Twelfth  Amendment to Credit  Agreement and Second Amendment to Replacement First Term  Note, dated
                    August 25,  1995, between the Registrant and Norwest Bank Minnesota, National Association
                    (the "Bank") -  incorporated  by  reference to Exhibit 10.1 to the Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1995*

       10.9         Credit   Agreement,   dated  July  24,  1996,   between  the Registrant  and the  Bank -
                    incorporated  by  reference  to Exhibit 10.1 to the Registrant's quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1996*

      10.10         Agreement  and Release,  dated April 10,  1996,  between the Registrant and Robert C. Mitchell incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB
                    for the fiscal year ended March 31, 1996*

      10.11         Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1996*

      10.12         Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes - incorporated by reference to
                    Exhibit 10.3 to the  Registrant's  Quarterly  Report on Form 10-QSB for the quarter ended
                    September 30, 1996*

      10.13         10-1/2% Subordinated Note in the principal amount of $150,000 dated February 10, 1997, issued by the Registrant to John G. Lindell.  (Incorporated by reference to Exhibit 10.13 to the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.14         Warrant to Purchase 60,000 shares of Common Stock at $2.50 per share, dated February 10, 1997, issued by the Registrant to John G. Lindell.  (Incorporated by reference to Exhibit 10.14 to the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.15         Loan and Security  Agreement,  dated April 24, 1997, between the Registrant and NationsCredit
                    Commercial Funding Division ("NationsCredit")  (Incorporated by reference to Exhibit 10.15 to the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.16         Guaranty, dated April 24, 1997, by the Registrant of certain obligations of Northwest
                    Teleproductions/Chicago, Inc. ("NW Chicago") and Southwest Teleproductions, Inc. ("Southwest")
                    (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB
                    for the fiscal year ended March 31, 1997.*)

      10.17         Loan and Security Agreement, dated April 24, 1997, between NW Chicago and NationsCredit
                    (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for
                    the fiscal year ended March 31, 1997.*)



      10.18         Guaranty, dated April 24, 1997, by NW Chicago of certain obligations of the Registrant and
                    Southwest  (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form
                    10-KSB for the fiscal year ended March 31, 1997.*)

      10.19         Loan and Security Agreement, dated April 24, 1997, between Southwest and NationsCredit
                    (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for
                    the fiscal year ended March 31, 1997.*)

      10.20         Guaranty, dated April 24, 1997, by Southwest of certain obligation of the Registrant and NW
                    Chicago  (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form
                    10-KSB for the fiscal year ended March 31, 1997.*)

      10.21         Security Agreement, dated April 24, 1997, between Northwest Teleproductions/ Kansas City, Inc.
                    ("NW Kansas City") and NationsCredit  (Incorporated by reference to Exhibit 10.21 to the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.22         Guaranty, dated April 24, 1997, by NW Kansas City of certain obligations of the Registrant,
                    NW Chicago and Southwest  (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual
                    Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.23         First  Amendment  dated June 4, 1997,  to Loan and  Security Agreement dated April 24, 1997, between the Registrant and NationsCredit.  (Incorporated by reference to Exhibit 10.23 to the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

     10.24**        Description of Officers' Incentive Compensation Agreement  (Incorporated by reference to Exhibit
                    10.24 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

      10.25         Real Property  Mortgage,  dated April 24, 1997,  between the Registrant and NationsCredit covering Registrant's property in Minneapolis, Minnesota  (Incorporated by reference to Exhibit
                    10.25 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.*)

     10.26**        Employment Agreement, dated May 11, 1998, between the Registrant and Phillip A. Staden.

      10.27         Real Estate Purchase Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC

      10.28         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis, Minnesota.

      10.29         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 76th street, Minneapolis, Minnesota

        11          Statement Regarding Computation of Per Share Earnings.  The required information is included in Note 1 of Notes to Consolidated Financial Statements

        13          Annual Report to Shareholders.  The portions of the Registrant's 1998 Annual Report to
                    Shareholders that are incorporated in this Form 10-KSB by reference

        21          Subsidiaries of the Registrant

                                     Name                                       State of Incorporation

                    Southwest Teleproductions, Inc.                             Texas
                    Northwest Teleproductions/Kansas City, Inc.                 Minnesota
                    Northwest Teleproductions/Chicago, Inc.                     Minnesota

        23          Consent.  Consent of Deloitte & Touche LLP

        24          Power of Attorney.  Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB

        27          Financial Data Schedule (filed in electronic format only)



*Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB