Form 10KSB/A
period 1998-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1998-07-29
CIK 73048

9

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

                              4000 West 76th Street
                          Minneapolis, Minnesota 55435
              (Address of principal executive officers) (Zip Code)
                         Telephone Number: 612-835-6450

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

         The following table sets forth certain information concerning the Registrant's directors and executive officers:

                                               Current
                                             Position(s)       Principal Occupation(s) During
           Name                 Age          With Company              Past Five Years                       Director Since
     --------------           -------      ----------------   --------------------------------              ----------------

C. Dale Haworth                  65            Director        Retired; Chief Executive Officer from         1996
                                                               1970  to  1995 of Haworth  Group, Inc.
                                                               (a   media buying  service); Marketing
                                                               Advertising Executive with General
                                                               Mills from 1954 to 1970.

Ronald V. Kelly                  62            Director        Retired;   Senior  Vice   President  from     1996
                                                               September   1992   to   August   1996  of
                                                               Pentair,  Inc. (a diversified  industrial
                                                               manufacturer);    Vice    President   and
                                                               Specialty  Products  Group  President  at
                                                               Pentair  from  March  1989  to  September
                                                               1992.

John G. Lindell                  66            Director        Chairman of the Board from  February 1996     1970
                                                               to October 1997 and interim  President of
                                                               the  Registrant  from  April  1,  1996 to
                                                               November   3,   1996.    Prior   to   his
                                                               retirement,  President (from January 1981
                                                               to  December  1985) and  Chief  Operating
                                                               Officer  (from  November 1979 to December
                                                               1985) of RayGo,  Inc. (a heavy  equipment
                                                               manufacturer.

Steven Lose                      39            Director        Director  of  North   American  Sales  of     1997
                                                               Scitex  Digital  Video,   Inc.  (a  video
                                                               equipment   manufacturer)   since   April
                                                               1995.  Regional  Sales  Manager of Accom,
                                                               Inc.  (a  video  equipment  manufacturer)
                                                               from March 1992 to April 1995.

John C. McGrath                  40          Chairman and      Chairman  of the Board of the  Registrant     1996
                                               Director        since  October  1997  and  President  and
                                                               Chief  Executive  Officer  from  November
                                                               1996  to  October  1997.  Chief Operating
                                                               Officer of Cutters, Inc. (a nationally
                                                               recognized post production and design
                                                               facility) since October 1997 and from
                                                               January 1990 to November 1996.

Gerald W. Simonson               68            Director        Venture   capital   investor  since  June     1976
                                                               1978;   President  and  Chief   Executive
                                                               Officer     of     Omnetics     Connector
                                                               Corporation        (manufacturer       of
                                                               microminiature  connectors)  since  March
                                                               1991.   Also   currently  a  director  of
                                                               Medtronic, Inc.

Phillip A. Staden                41      President and Chief   President and  CEO  of  the   Registrant      N/A
                                          Executive            Officer since October 20, 1997. Vice
                                                               President of the Registrant from November
                                                               1996  to  October 1997.  Controller of
                                                               the Registrant from  April  1991 to
                                                               November 3, 1996.

David S. Johnson                 55         Vice President     Vice  President of the  Registrant  since     N/A
                                                               October   20,   1997.   Manager   of  the
                                                               Government   Services   Division  of  the
                                                               Registrant   since   December  1993.  Has
                                                               been  employed  by the  Registrant  since
                                                               January 1986.

Nancy L. Reid                    49         Vice President     Vice  President of the  Registrant  since     N/A
                                                               October  20,  1997.   Currently   General
                                                               Manager of the  Registrant's  subsidiary.
                                                               Prior to joining the Registrant,  she was
                                                               Sales and  Marketing  Manager  of Editel,
                                                               Inc.,     a     nationally     recognized
                                                               prost-production facility.

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

         To the company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to Insiders were complied with except that Mr. Steven Lose's Form 3 was filed late, Mr. Staden was late filing forms to report two transactions and Ms. Nancy Reid and Messrs. David Johnson, Steven Lose and John McGrath were each late filing a form to report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during the Company's last two fiscal years to the Company's President and Chief Executive Officer and the Company's former President and Chief Executive Officer, the only executive officers whose total salary and bonus for fiscal 1998 exceeded $100,000. Such persons became executive officers of the Company during fiscal 1997.

                                      Annual Compensation                       Long Term Compensation

                                                                          Awards               Payouts

                                                                  Restricted                                  All Other
       Name and          Fiscal    Salary     Bonus                 Stock         Options/         LTIP      Compensation
  Principal Position      Year     ($)(1)     ($)       Other      Awards ($)     SARs (#)       Payouts ($)    ($)(2)
  ------------------      ----     ------     ------    -----      ---------      --------       ----------- ------------
John C. McGrath           1998    131,826       0         0           None           2,000         None        2,925
   Former President       1997     82,981    12,084       0           None          50,000         None        2,075

Phillip A. Staden         1998    125,384       0         0           None          35,000         None        2,173
President, CEO and CFO    1997    100,635    10,000       0           None          15,000         None        3,007

--------------------------------------------------------------------------------
(1)  Amounts  under  "Salary"  also  include  the  executive's  salary  deferral contributions to the Company's 401(k) profit sharing plan.
(2)  Amounts reflect Company contributions to the Company's 401(k) profit sharing plan.

Option/SAR Grants During 1998 Fiscal Year

         The following table sets forth the options that have been granted to the executive officers listed in the Summary Compensation Table during the Company's last fiscal year ended March 31, 1998:

                                                  Percent of Total
                         Number of Securities   Options/SARs Granted
                              Underlying           to Employees in
                             Options/SARs              Fiscal             Exercise or Base
      Name                     Granted                  Year              Price ($/Share)            Expiration Date
    --------             --------------------  -----------------------   -------------------        -----------------

John C. McGrath                2,000(1)                2.2%                    $1.25                  2/4/03
Phillip A. Staden              35,000(2)               37.2%                   $1.25                  2/4/03

------------------------ ---------------------- ----------------------
(1) Such option was granted to Mr. McGrath in his capacity as a director and was exercisable immediately.  (2) Such option is exercisable in annual increments of
11,667 shares each, commencing February 5, 1999.

Option/SAR Exercises During Fiscal 1998 and Fiscal Year End Option/SAR Values

         The following table provides certain information regarding the exercise of stock options during fiscal 1998 by the officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options held by such officers.

                            Number of                                                           Value of Unexercised
                              Shares                           Number of Unexercised           In-the-Money Options at
                           Acquired on     Value Realized      Options at Fiscal Year End        Fiscal year End ($)
          Name               Exercise            ($)         (exercisable/unexercisable)     exercisable/unexercisable(1)
          ----            --------------    -------------    ---------------------------    -----------------------------

John C. McGrath                 0                 0             2,000                0          0                  0
Phillip A. Staden               0                 0             5,000           45,000          0                  0

-------------------------
(1)      Market value of underlying securities at March 31, 1998 ($1.141), minus the exercise price.

Employment Contracts

         The Company had an Employment Agreement, dated November 2, 1996, with its former President, John C. McGrath, which was terminated by Mr. McGrath effective October 24, 1997. Under such Agreement, Mr. McGrath received a base annual salary of $200,000 and was eligible to receive an incentive bonus based upon 5% of pre-tax earnings for a fiscal year in excess of 8% of shareholder equity at the beginning of the fiscal year. The Agreement was terminable by written agreement of the parties, by the Company for cause or by Mr. McGrath without cause upon 60 days written notice to the Company, in which case the Company had no further obligation to Mr. McGrath except for accrued benefits and any compensation earned through the last day of employment.

         The Company has an Employment Agreement, dated May 11, 1998, with Phillip A. Staden whereby Mr. Staden will serve as President and Chief Executive Officer for a term continuing until October 26, 1998 and renewable annually thereafter for one-year terms. Mr. Staden receives a base annual salary of $150,000 and is eligible to receive an incentive bonus based upon 5% of pre-tax earnings for a fiscal year in excess of 8% of shareholder equity at the beginning of the fiscal year, with a maximum bonus of 50% of base salary and a minimum bonus of $10,000. The employment relationship is terminable by written agreement of the parties, by the Company for cause or by Mr. Staden without cause upon 60 days written notice to the Company, in which case the Company has no further obligation to Mr. Staden except for accrued benefits and any compensation earned through the last day of employment. The employment relationship may also be terminated by the Company without cause, in which case the Company is obligated to pay (a) Mr. Staden's base salary for the unexpired portion of the initial term of employment (or, if the Agreement has been renewed, the unexpired portion of the one-year renewal term), (b) the greater of
(i) six months of Mr. Staden's base salary or (ii) one week of his base salary for each full year of employment with the Company, and (c) COBRA premium payments for continued coverage under the Company's group health plan for 12 months. If Mr. Staden's employment is not renewed by the Company for any reason other than mutual agreement, death, disability or cause, the Company is obligated to pay the greater of (i) six months of Mr. Staden's base salary or
(ii) one week of his base salary for each full year of employment, and COBRA premium payments for 12 months. The Company's obligation to make any of such payments is contingent upon Mr. Staden's abiding by the confidentiality and noncompete provisions of the Agreement. If the employment relationship is terminated by the Company without cause or not renewed without cause by either party within one year of a "change of control" of the Company, the Company is obligated to pay (a) Mr. Staden's base salary for the unexpired portion of the initial term or renewal term of employment, but only if the employment is terminated by the Company without cause, (b) the greater of (i) six months of Mr. Staden's base salary or (ii) one week of his base salary for each full year of employment with the Company, and (c) COBRA premium payments for 12 months; provided, however, Mr. Staden will not receive any payments under the Employment Agreement or any other agreement with the Company which would constitute a "parachute" payment under Section 280G of the Internal Revenue Code.

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


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock:

                                                  Amount and Nature of Shares
   Name and Address of Beneficial Owner              Beneficially Owned(1)                   Percent of Class
   ------------------------------------           ---------------------------                ----------------

James H. Binger Revocable Trust
80 South Eighth Street
Minneapolis, Minnesota                                      185,109                               13.6%

McDonald & Co. Securities
800 Superior Avenue
Cleveland, Ohio                                             104,630                                7.7%

John C. Lorentzen and Penney L. Fillmer
1205 South Main Street
Wheaton, Illinois                                            88,500                                6.5%

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

       Name of Director or                      Number of Shares
   Officer or Identity of Group               Beneficially Owned(1)                    Percent of Class
   ----------------------------               ---------------------                    ----------------

C. Dale Haworth                                        2,000(2)                                   *
Ronald V. Kelly                                       17,500(3)                                   *
John G. Lindell                                      126,937(4)                                 4.2%
Steven Lose                                            2,250(5)                                   *
John C. McGrath                                        2,000(2)                                   0
Gerald W. Simonson                                    43,160(3)                                 2.1%
Phillip A. Staden                                     10,300(6)
Directors and Executive Officers
   as a group (9 persons)                            204,522(7)                                13.9%
--------------------

*Less than 1%

(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.
(2) Such shares are not outstanding but may be purchased upon exercise of currently exercisable options.
(3) Includes 17,000 shares which may be purchased upon exercise of currently exercisable options and warrants.
(4) Mr. Lindell has sole voting and sole investment power over 44,012 shares owned directly by him and shares voting and investment power with his wife over 10,925 shares. Amount includes 72,000 shares which may be purchased upon exercise of currently exercisable options and warrants.
(5) Includes 2,000 shares which may be purchased upon exercise of currently exercisable options.
(6) Includes 5,000 shares which may be purchased upon exercise of currently exercisable options.
(7) Includes 117,000 shares which may be purchased upon exercise of currently exercisable options and warrants.

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

         On October 1, 1997, the Company and its wholly-owned subsidiary, Northwest Teleproductions Chicago, Inc., borrowed $385,000 and $27,000, respectively, from Jeanne Lindell, wife of director John G. Lindell, as an advance against two state income tax refunds receivable from Minnesota and Illinois. The Promissory Notes, together with interest at the rate of 10.5% per annum, were paid during the fiscal year ended March 31, 1998 when the refunds were received.

         On June 24, 1998, the Company sold to, and then leased back from, Lindue, LLC, a Minnesota limited liability company, two parcels of land and buildings of the Company located at 4000 West 76th Street and 4455 West 77th Street, Minneapolis, Minnesota. The aggregate sale price for the two parcels was $1,600,000 and was determined by negotiation between the Company and Lindue, LLC. The two parcels were leased back to the Company under three-year leases. The combined monthly rental expense under the two leases for the first three years will be $16,615 in the first year, $17,030 in the second year and $17,456 in the third year. After the initial three-year term of the leases, the Company has the option of renewing each lease for an additional five years. The monthly rental expense will increase incrementally during the fourth through eighth years of such lease extension from $6,882 to $7,596 for the 4000 West 76th Street property and from $11,010 to $12,153.50 for the 4455 West 77th Street property. The Company is also responsible for payment of taxes, operating expenses and maintenance costs relating to the property. Lindue, LLC is owned by director John G. Lindell.


                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            NORTHWEST TELEPRODUCTIONS, INC.


Date:  July 29, 1998                        By   /s/ Phillip A. Staden
                                                 Phillip A. Staden, President