Form 10QSB
period 1998-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1998-08-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  June 30, 1998
                             Commission File Number
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

                                             Yes    X                   No______

         1,356,425 shares of $.01 par value common stock were outstanding at August 12, 1998.

         Transitional Small Business Disclosure Format (Check One):

                                             Yes____                    No   X

                         NORTHWEST TELEPRODUCTIONS, INC

                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 1998


PART 1
                                                                        Page No.

Consolidated Balance Sheets:
June 30, 1998 and March 31, 1998                                           3

Consolidated Statements of Operations:
Three Months Ended June 30, 1998 and 1997                                  4

Condensed Consolidated Statements of Cash Flow:
Three Months Ended June 30, 1998 and 1997                                  5

Notes to Condensed Consolidated Financial Statements                       6

Management Discussion and Analysis                                         7

Other Information                                                          8

Exhibit Index                                                              9

                                     PART I
                 NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June 30       MARCH 31
                                                                    1998           1998
                                                                (Unaudited)          *
                                                               -------------   -------------
ASSETS:
CURRENT ASSETS:
   Cash                                                         $   517,478   $   330,055
   Cash-restricted                                              $   118,993   $     1,825
   Trade accounts receivable less doubtful accounts
          reserve of $148,543 and $133,323 respectively           1,491,813     1,850,187
   Inventory                                                        153,714       155,892
   Refundable income taxes                                           13,624        16,886
   Deferred income taxes
   Other assets                                                     155,241        49,783
   Land and buildings held for sale                                             1,158,063
                                                                -----------   -----------
TOTAL CURRENT ASSETS                                              2,450,863     3,562,691
                                                                -----------   -----------

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements                                1,243,507     1,263,572
   Machinery and equipment                                       19,349,779    19,299,785
                                                                -----------   -----------
                                                                 20,593,286    20,563,357
   Less accumulated depreciation                                 17,516,309    17,253,517
                                                                -----------   -----------
                                                                  3,076,977     3,309,840

DEPOSITS                                                            383,039        14,262
DEFERRED RENT                                                       241,075       256,120
CAPITALIZED FINANCING COSTS                                         224,338       264,837
                                                                -----------   -----------
                                                                    848,452       535,219
                                                                -----------   -----------
                                                                $ 6,376,292   $ 7,407,750
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Notes payable                                                $    36,561   $   423,284
   Accounts payable                                                 943,485   $   826,860
   Commissions, salaries and withholding                             315,746       359,086
   Miscellaneous accounts payable and accrued expenses              122,173       296,633
   Deferred Gain-Short Term                                         136,008
   Other liabilities                                                525,398       427,142
   Payments due within one year on term obligations                 996,007     1,679,282
                                                                -----------   -----------
TOTAL CURRENT LIABILITIES                                         3,075,378     4,012,287
   DEFERRED INCOME TAXES
   DEFERRED GAIN-LONG TERM                                          272,006
   LONG TERM DEBT AND CAPITAL LEASES, less current portion        1,880,843     2,188,747
STOCKHOLDERS' EQUITY:
   Common stock                                                      13,564        13,564
   Additional paid-in capital                                       577,123       577,123
   Retained earnings                                                557,378       616,029
                                                                -----------   -----------
                                                                  1,148,065     1,206,716
                                                                -----------   -----------
                                                                $ 6,376,292   $ 7,407,750
                                                                ===========   ===========

     *The balance sheet at March 31,1998 has been taken from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                       JUNE 30
                                                             1998                  1997
                                                      -------------------   -------------------
NET SALES                                                     $2,388,350            $2,886,840

COSTS AND EXPENSES:
  Costs of products and services sold                          1,928,932             2,782,046
  Selling, general and administrative                             451,101               493,306
  Interest                                                       122,065               135,979
                                                      -------------------   -------------------
                                                               2,502,098             3,411,331
                                                      -------------------   -------------------
                                                                (113,748)             (524,491)
OTHER INCOME                                                      55,097                48,662
                                                      -------------------   -------------------
LOSS BEFORE TAXES ON INCOME                                      (58,651)             (475,829)

TAXES ON INCOME (INCOME TAX CREDIT)

                                                      ===================   ===================
NET LOSS                                                        ($58,651)            ($475,829)
                                                      ===================   ===================

BASIC AND DILUTIVE LOSS PER SHARE                                 ($0.04)               ($0.35)
                                                      ===================   ===================


     (1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

                               June 30, 1998                    1,356,425
                               June 30, 1997                    1,356,425


     See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                    JUNE 30
                                                            1998              1997
                                                       --------------   ---------------
CASH FLOW-OPERATING ACTIVITIES:
  Net Loss                                               ($   58,651)   ($  475,829)
  Adjustments:
    Depreciation                                             262,792        436,905
    Other                                                     55,544         25,009
    Gain on sale of assets                                   (37,000)
(Increase) Decrease in trade receivables                     358,374        (55,976)
Other-net                                                   (505,637)      (567,885)
                                                         ------------    -----------
  Net cash provided (utilized) by operating activities        75,422       (637,776)

CASH FLOW - INVESTING ACTIVITIES:
  Property, plant and equipment additions                     (29,929)      (197,671)
  Net Proceeds from Sale of Building and other assets      1,637,000
                                                         ------------    -----------
      Net cash provided (used) by investing activities      1,607,071       (197,671)

CASH FLOW - FINANCING ACTIVITIES:
  Advances (payments)-Line of credit                         (386,723)      (963,669)
  Advances (payments)-Long term borrowing                    (991,179)     1,266,499
                                                         ------------    -----------
      Net cash provided (used) by  financing activities    (1,377,902)       302,830
                                                         ------------    -----------
NET INCREASE  (DECREASE)  IN CASH                        $   304,591    ($  532,617)
                                                         ============    ===========

 See notes to condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations for the three month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flow for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1998 and for all periods presented have been made.

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

The land and buildings were sold for $1.6 million in cash. The proceeds from sale were used as follows:

Pay off mortgage                                            $      560,000
Pay down term debt                                                 275,000
Reserve for building improvements                                  260,000
Reduce other liabilities                                           450,000
Payment of fees and security deposits                               55,000
                                                            --------------
                Total                                       $    1,600,000
                                                            ==============

The transaction will be accounted for as an operating lease, wherein the property and related mortgage will no longer remain on the Company's books, and of which no additional depreciation will be taken.

Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 annual report to shareholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results for the full year.

                         NORTHWEST TELEPRODUCTIONS, INC.

                                AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first three months of fiscal 1998 were met from cash flow from operations, utilization of the cash reserves from March 31, 1998, borrowing from the Company's line of credit and cash proceeds from the sale of the Company's Edina, MN facilities.

Subsequent  to the year-end the Company  sold and  subsequently  leased back its
facilities  in  Minneapolis.   This  transaction   generated  cash  proceeds  of
$1,600,000.  The proceeds were  utilized as follows:

Pay off mortgage                        $ 560,000
Pay down term debt                        275,000
Reduce other liabilities                  450,000
Reserve for building improvements         260,000
Payment of fees and security deposits      55,000

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended June 30, 1998 of $2,388,500 compare with sales of $2,886,840 for the corresponding period of the prior year, a 17.2 % decrease. A significant portion of the decrease results from the closing of the Company's Minneapolis based Post and Transfer facility and its NW Film Production Office.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 1998 equaled 80% of sales as compared to a cost of sales rate of 96% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of fiscal 1998 totaled $451,101, a decrease of $42,205, or 8.5% over the prior years first quarter. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.


INTEREST EXPENSE

Interest expense for the first quarter, totaled $122,065 compared with expense of $135,979 in the prior year's first quarter, a decrease of 10%. The decrease in interest expense from June 1998 to June 1997 is the result a reduction in the amount of outstanding term debt.

INCOME TAX CREDIT

During the year ended March 31, 1998, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the quarter ended June 30, 1998 the Company added $24,600 to the valuation allowance.

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

Date: August 13, 1998               Northwest Teleproductions, Inc.
                                    (Registrant)


                                    By:     /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President


                                    By:    /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         Treasurer

                                 EXHIBIT INDEX

Exhibit
Number         Description

27             Financial Data Schedule