Form 10QSB
period 1998-09-30
NORTHWEST TELEPRODUCTIONS INC
filed 1998-11-16
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               September 30, 1998
                             Commission File Number
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

                             Yes X                  No

1,356,425 shares of $.01 par value common stock were outstanding at November 13, 1998.

Transitional Small Business Disclosure Format (Check One):

                             Yes                    No  X

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                               September 30, 1998


PART I   Financial Information

    Item 1. Financial Statements                                       Page No.

         Condensed Consolidated Balance Sheets:
         September 30, 1998 and March 31, 1998                            3

         Condensed Consolidated Statements of Operations:
         Three and Six Months Ended September 30, 1998 and 1997           4

         Condensed Consolidated Statements of Cash Flow:
         Six Months Ended September 30, 1998 and 1997                     5

         Notes to Condensed Consolidated Financial Statements             6

    Item 2.Management Discussion and Analysis                             7 & 8

PART II  Other Information

    Item 4. Submission of Matters to a vote of security holders           9 & 10

    Item 6. Exhibits and Reports on Form 8K                               11

                                                 PART I
                            NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                       September 30     MARCH 31
                                                                           1998         1998
                                                                       (Unaudited)        *
                                                                       ---------------------------

       ASSETS:
       CURRENT ASSETS:
          Cash                                                             $158,251      $330,055
          Cash-restricted                                                   $76,690        $1,825
          Trade accounts receivable less doubtful accounts
                 reserve of $141,460 and $137,842 respectively            1,173,667     1,850,187
          Inventory                                                         146,054       155,892
          Refundable income taxes                                            13,624        16,886
          Deferred rent                                                      60,180        60,180
          Other assets                                                      254,967        49,783
          Capitalized Finance Costs                                         162,000       108,096
          Land and buildings held for sale                                              1,158,063
                                                                       ---------------------------
       TOTAL CURRENT ASSETS                                               2,045,433     3,730,967
                                                                       ---------------------------

       PROPERTY,PLANT AND EQUIPMENT:
          Land,buildings and improvements                                   878,185     1,263,572
          Machinery and equipment                                        19,734,862    19,299,785
                                                                       ---------------------------
                                                                         20,613,047    20,563,357
          Less accumulated depreciation                                  17,645,483    17,253,517
                                                                       ---------------------------
                                                                          2,967,564     3,309,840

       DEPOSITS                                                             270,353        14,262
       DEFERRED RENT                                                        165,850       195,940
       CAPITALIZED FINANCING COSTS                                           33,660       156,741
                                                                       ---------------------------
                                                                            469,863       366,943
                                                                       ---------------------------
                                                                         $5,482,860    $7,407,750
                                                                       ===========================

       LIABILITIES AND STOCKHOLDERS'EQUITY:
       CURRENT LIABILITIES:
         Notes payable                                                           $0      $423,284
         Accounts payable                                                   746,412      $826,860
         Commissions,salaries and withholding                               401,412       359,086
         Miscellaneous accounts payable and accrued expenses                115,519       296,633
         Deferred Gain-Sale/Leaseback                                       123,996
         Other liabilities                                                   61,531       427,142
         Payments due within one year on term obligations                   722,993     1,679,282
                                                                       ---------------------------
       TOTAL CURRENT LIABILITIES                                          2,172,235     4,012,287
       DEFERRED GAIN-SALE/LEASEBACK                                         243,906
       LONG TERM DEBT AND CAPITAL LEASES, less current portion            1,990,146     2,188,747
       STOCKHOLDERS' EQUITY:
         Preferred stock, 2,500,000 shares authorized, none issued
         Common stock, Par value $.01 per share; authorized
           10,000,000 shares, 1,356,425 issued and outstanding               13,564        13,564
         Additional paid-in capital                                         577,123       577,123
         Retained earnings                                                  485,886       616,029
                                                                       ---------------------------
                                                                          1,076,573     1,206,716
                                                                       ---------------------------
                                                                         $5,482,860    $7,407,750
                                                                       ===========================


*The balance sheet at March 31,1998 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                            NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   SEPTEMBER 30               SEPTEMBER 30
                                                1998        1997           1998         1997
                                            -------------------------  ---------------------------
       NET SALES                              $2,642,902  $3,212,531     $5,031,252    $6,099,371

       COSTS AND EXPENSES:
         Costs of products and services sold   2,193,422   2,943,192      4,122,354     5,725,238
         Selling,general and administrative      449,579     511,159        900,680     1,004,465
         Interest                                 82,752     143,622        204,817       279,601
                                            -------------------------  ---------------------------
                                               2,725,753   3,597,973      5,227,851     7,009,304
                                            -------------------------  ---------------------------
                                                 (82,851)   (385,442)      (196,599)     (909,933)
       OTHER INCOME                               21,359       1,396         76,456        50,058
                                            -------------------------  ---------------------------
       EARNINGS BEFORE TAXES ON INCOME           (61,492)   (384,046)      (120,143)     (859,875)

       TAXES ON INCOME                            10,000                     10,000
                                            =========================  ===========================
       NET LOSS                                 ($71,492)  ($384,046)     ($130,143)    ($859,875)
                                            =========================  ===========================

       BASIC AND DILUTIVE LOSS PER SHARE (1)      ($0.05)     ($0.28)        ($0.10)       ($0.63)
                                            =========================  ===========================



   (1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

   Three months:         September 30, 1998            1,356,425
                         September 30, 1997            1,356,425
   Six months:           September 30, 1998            1,356,425
                         September 30, 1997            1,356,425



       See notes to unaudited condensed consolidated financial statements.

                            NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              September 30
                                                                         1998            1997
                                                                    ------------------------------

CASH FLOW-OPERATING ACTIVITIES:
  Net earnings                                                      ($  130,143)      ($  859,876)
  Adjustments:
    Depreciation                                                        531,396           873,810
    Other                                                                50,091            54,048
(Increase) Decrease in trade receivables                                676,520          (315,302)
Change in assets and liabilities excluding accounts receivable         (723,564)         (214,869)
                                                                     ----------        ----------
  Net cash provided (utilized) by operating activities                  404,300          (462,189)

CASH FLOW - INVESTING ACTIVITIES:
  Property,plant and equipment additions                               (414,190)         (206,314)
  Net Proceeds from Asset Sale                                        1,582,035
                                                                     ----------        ----------
     Net cash provided (utilized) by investing activities             1,167,845          (206,314)

CASH FLOW - FINANCING ACTIVITIES:
Advances(payments)-Line of credit                                      (577,177)         (874,609)
Advances(payments)-Long term borrowing                               (1,166,772)          984,531
                                                                     ----------        ----------
  Net cash provided (utilized) by financing activities               (1,743,949)          109,922

                                                                     ----------        ----------
NET INCREASE  (DECREASE)  IN CASH                                   ($  171,804)      ($  558,581)
                                                                     ==========        ==========



        See notes to unaudited condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

    The consolidated balance sheet as of September 30, 1998, the consolidated statement of operations for the three and six month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1998 and for all periods presented have been made.

2. Sales -  Leaseback

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
                                                               ==============

    The transaction will be accounted for as an operating lease, wherein the property and related mortgage will no longer remain on the Company's books, and of which no additional depreciation will be taken. Included in the above amounts paid from the proceeds were $112,000 in accrued interest and a $20,000 security deposit

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 annual report to shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results for the full year.

3.Reclassifications

Certain reclassifications have been made to the March 31, 1998 consolidated financial statements to conform to the classifications used at September 30, 1998. These reclassifications had no effect on the operations or stockholders' equity as previously reported.


                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first six months of fiscal 1999 were met from cash flow from operations, utilization of the cash reserves from March 31, 1998, borrowing from the Company's line of credit and cash proceeds from the sale of the Company's Edina, MN facilities.

Subsequent to the year-end March 31, 1998 the Company sold and subsequently leased back its facilities in Minneapolis. This transaction generated cash proceeds of $1,600,000. The proceeds were utilized as follows:

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the six months ended September 30, 1998 of $5,031,252 compare with sales of $6,099,371 for the corresponding period of the prior year, a 17.5 % decrease. A significant portion of the decrease results from the closing of the Company's Minneapolis based Post and Transfer facility and its NW Film Production Office.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 1998 equaled 81.9% of sales as compared to a cost of sales rate of 93.9% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 1998 totaled $910,680, as compared to $1,004,465 in the corresponding period of the prior year, a decrease of $93,785, or 9.3%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR, continued.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 1998 totaled $204,817 compared with expense of $279,601 in the corresponding period of the prior year, a decrease of $74,784, or 26.7%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1998, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the six months ended September 30, 1998 the Company added $50,500 to the valuation allowance. Income tax expense of $10,000 was recorded in the period to reflect an adjustment by the State of Illinois of a previously received refund associated with the carryback of an operating loss.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended September 30, 1998 of $2,642,902 compare with sales of $3,212,531 for the corresponding period of the prior year, a 17.7 % decrease. A significant portion of the decrease results from the closing of the Company's Minneapolis based Post and Transfer facility and its NW Film Production Office.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 1998 equaled 83% of sales as compared to a cost of sales rate of 91.6% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 1998 totaled $449,579 as compared to $511,159 in the corresponding period of the prior year, a decrease of $61,580, or 12%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 1998 totaled $82,752 compared with expense of $143,622 in the corresponding period of the prior year, a decrease of $60,870, or 42.4%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1998, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the three months ended September 30, 1998 the Company added $30,000 to the valuation allowance. Income tax expense of $10,000 was recorded in the period to reflect an adjustment by the State of Illinois of a previously received refund associated with the carryback of an operating loss.

Year 2000 COMPLIANCE
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could stop processing date related computations or could process them incorrectly. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates to be year compliant.

The Company has performed an assessment of its internal information systems and has determined that its application software and internal information systems are: (1) year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; (3) do not pose a significant issue to the Company if left uncorrected.

The Company has assessed non-IT systems within the Company and has determined that the systems: (1) year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

The Company is in the process of determining the impact those parties that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the major vendors, suppliers, customers or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition.

                                     PART II
Item 4.           Submission of Matters to a vote of Security Holders

         (a) The annual meeting of the Registrants shareholders was held on Friday September 25, 1998.

         (b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 926,529 for and 27,323 against, 1,794 shares abstaining and no shares represented by broker nonvotes.

         (c) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                                             Number of         Number of
                  Nominee                    Votes For       Votes Withheld
                   C. Dale Haworth            931,895           23,751
                   Ronald V. Kelly            931,922           23,724
                   Steven Lose                931,895           23,751
                   John McGrath               931,895           23,751
                   Gerald W. Simonson         931,922           23,724
                   Phillip A. Staden          931,922           23,724

         (d) At the Annual meeting the shareholders approved the appointment of Deloitte and Touche LLP as independent auditors for the current fiscal year by a vote of 948,543 in favor, with 1,354 against 5,749 abstaining and no shares represented by broker nonvotes.

         (e) At the Annual meeting the shareholders approved an increase in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1993 Stock Option Plan from 200,000 shares to 260,000 shares by a vote of 905,600 in favor, with 49,022 against, 1,024 abstaining and no shares represented by broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits
     3.1  Articles of Incorporation, as amended to date
    27    Financial Data Schedule
b)  Reports on form 8-K
    None
                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998    Northwest Teleproductions, Inc.
                           (Registrant)

                           By:  /s/ Phillip A. Staden
                                Phillip A. Staden
                                President

                                 EXHIBIT INDEX

Exhibit Number     Description

 3.1               Articles of Incorporation, as amended to date

27                 Financial Data Schedule