Form 10QSB
period 1998-12-31
NORTHWEST TELEPRODUCTIONS INC
filed 1999-02-16
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                December 31, 1998
                             Commission File Number
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

                            Yes  X               No______

1,356,425 shares of $.01 par value common stock were outstanding at February 12, 1999.

Transitional Small Business Disclosure Format (Check One):

                            Yes____              No  X

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                December 31, 1998


PART I   Financial Information

    Item 1. Financial Statements                                      Page No.

         Condensed Consolidated Balance Sheets:
         December 31, 1998 and March 31, 1998                            3

         Condensed Consolidated Statements of Operations:
         Three and Nine Months Ended December 31, 1998 and 1997          4

         Condensed Consolidated Statements of Cash Flow:
         Nine Months Ended December 31, 1998 and 1997                    5

         Notes to Condensed Consolidated Financial Statements            6

    Item 2.Management Discussion and Analysis                            7 & 8

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                              10

                                     PART I
                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         December 31        March 31
                                                                             1998            1998
                                                                         (Unaudited)           *
                                                                        -------------------------------

Assets
Current Assets
    Cash                                                                $   271,543         $   330,055
    Cash-restricted                                                     $    71,002         $     1,825
    Trade accounts receivables less doubtful accounts
         reserve of $163,657 and $137,842, respectively                 $ 1,892,943         $ 1,850,187
    Inventory                                                           $   148,090         $   155,892
    Other assets                                                        $   105,828         $    49,783
    Refunable income taxes                                              $    13,624         $    16,886
    Deferred rent                                                       $    60,180         $    60,180
    Capitalized finance costs                                           $   162,000         $   108,096
    Land and buildings held for sale                                                        $ 1,158,063
                                                                        -------------------------------
    TOTAL CURRENT ASSETS                                                $ 2,725,210         $ 3,760,967

PROPERTY, PLANT AND EQUIPMENT
    Land, buildings and improvements                                    $   878,185         $ 1,263,572
    Machinery and equipment                                             $20,104,404         $19,299,785
                                                                        -------------------------------
                                                                        $20,982,589         $20,563,357
    Less: Acumulated depreciation                                       $17,931,034         $17,253,517
                                                                        -------------------------------
                                                                        $ 3,051,555         $ 3,309,840

    DEPOSITS                                                            $   203,147         $    14,262
    DEFERRED RENT                                                       $   150,805         $   195,940
    CAPITALIZED FINANCE COSTS                                           $    33,307         $   156,741
                                                                        -------------------------------
                                                                        $   387,259         $   366,943

                                                                        $ 6,164,024         $ 7,407,750
                                                                        ===============================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
    Notes Payable                                                       $   602,817         $   423,284
    Accounts Payable and accrued expenses                               $ 1,026,529         $ 1,123,493
    Commission, salaries and withholding                                $   291,298         $   359,086
    Other Liabilities                                                                       $   427,142
    Deferred Gain-sale leaseback                                        $   123,996
    Payments due within one year on term obligations                    $   787,939         $ 1,679,282
                                                                        -------------------------------
    TOTAL CURRENT LIABILITIES                                           $ 2,832,579         $ 4,012,287
    DEFERRED GAIN-SALE LEASEBACK                                        $   163,527
    LONG TERM DEBT AND CAPITAL LEASES, less                             $ 1,986,402         $ 2,188,747
    STOCKHOLDERS EQUITY:
      Preferred stock, 2,500,000 shares authorized, none issued
      Common stock, Par value $.01 per share; 10,000,000 shares
        authorized  1,356,425 issued and outstanding                    $    13,564         $    13,564

      Additional paid in capital                                        $   577,123         $   577,123
      Retained earnings                                                 $   590,829         $   616,029
                                                                        -------------------------------
                                                                        $ 1,181,516         $ 1,206,716

                                                                        $ 6,164,024         $ 7,407,750
                                                                        ===============================


     *The balance sheet at March 31,1998 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                   NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      DECEMBER 31                DECEMBER 31
                                                  1998        1997            1998         1997
                                              -------------------------   --------------------------

NET SALES                                       $3,017,733  $3,022,712      $8,048,987   $9,122,083

COSTS AND EXPENSES:
  Costs of products and services sold            2,365,522   2,625,378       6,487,873    8,341,953
  Selling,general and administrative               429,039     496,154       1,258,720    1,455,234
  Interest                                         140,841     174,157         426,658      507,806
                                              -------------------------   --------------------------
                                                 2,935,402   3,295,689       8,173,251   10,304,993

                                                    82,331    (272,977)       (124,264)  (1,182,910)
OTHER INCOME                                        22,608        (207)        109,057       49,851

                                              -------------------------   --------------------------
EARNINGS BEFORE TAXES ON INCOME                    104,939    (273,184)        (15,207)  (1,133,059)

TAX EXPENSE(BENEFIT) ON INCOME                                (117,000)          9,993     (117,000)

                                              -------------------------   --------------------------
NET INCOME (LOSS)                                 $104,939   ($156,184)       ($25,200) ($1,016,059)
                                              =========================   ==========================

BASIC AND DILUTIVE INCOME (LOSS) PER SHARE (1)       $0.08      ($0.12)         ($0.02)      ($0.75)
                                              =========================   ==========================

(1) Net earnings per share are based on the weighted average number of common shares outstanding during the periods as follows:

Three months:                 December 31, 1998              1,356,425
                              December 31, 1997              1,356,425
Nine months:                  December 31, 1998              1,356,425
                              December 31, 1997              1,356,425



See notes to unaudited condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 December 31
                                                                              1998         1997
                                                                          --------------------------

CASH FLOW-OPERATING ACTIVITIES:
  Net loss                                                                    ($25,200) ($1,016,059)
  Adjustments:
    Depreciation                                                               816,948    1,311,682
    Other                                                                       56,790      114,179
(Increase) Decrease in trade receivables                                       (42,756)    (327,319)
Change in assets and liabilities excluding accounts receivable                (727,060)    (287,448)
                                                                          --------------------------
  Net cash provided (utilized) by operating activities                          78,722     (204,965)

CASH FLOW - INVESTING ACTIVITIES:
  Property,plant and equipment additions                                      (721,591)    (260,924)
  Net Proceeds from Asset Sale                                               1,552,834
                                                                          --------------------------
     Net cash provided (utilized) by investing activities                      831,243     (260,924)

CASH FLOW - FINANCING ACTIVITIES:
Advances(payments)-Line of credit                                              179,533     (989,656)
Advances(payments)-Long term borrowing                                      (1,148,010)     929,063
                                                                          --------------------------
  Net cash provided (utilized) by financing activities                        (968,477)     (60,593)

                                                                          ==========================
NET INCREASE  (DECREASE)  IN CASH                                             ($58,512)   ($526,482)
                                                                          ==========================



 See notes to unaudited condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

    The consolidated balance sheet as of December 31, 1998, the consolidated statement of operations for the three and nine month periods ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1998 and for all periods presented have been made.

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
                                                            ==============

    The transaction will be accounted for as an operating lease, wherein the property and related mortgage will no longer remain on the Company's books, and of which no additional depreciation will be taken. Included in the above amounts paid from the proceeds were $112,000 in accrued interest and a $20,000 security deposit.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 annual report to shareholders. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results for the full year.

3.Reclassifications

Certain reclassifications have been made to the March 31, 1998 consolidated financial statements to conform to the classifications used at December 31, 1998. These reclassifications had no effect on the operations or stockholders' equity as previously reported.


                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first nine months of fiscal 1999 were met from cash flow from operations, utilization of the cash reserves from March 31, 1998, borrowing from the Company's line of credit and cash proceeds from the sale of the Company's Edina, MN facilities.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the nine months ended December 31, 1998 of $8,048,987 compare with sales of $9,122,083 for the corresponding period of the prior year, an 11.8% decrease. A significant portion of the decrease results from the closing of the Company's Minneapolis based Post and Transfer facility and its NW Film Production Office in February 1998.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the nine months ended December 31, 1998 equaled 80.6% of sales as compared to a cost of sales rate of 91.4% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Nine months ended December 31, 1998 totaled $1,258,720 as compared to $1,455,234 in the corresponding period of the prior year, a decrease of $196,514 or 13.5%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expense in the Chicago operation, account for a majority of the decrease.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR, continued.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 1998 totaled $426,658 compared with expense of $507,806 in the corresponding period of the prior year, a decrease of $81,148, or 15.9%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1998, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the nine months ended December 31, 1998 the Company added $50,500 to the valuation allowance. Income tax expense of $10,000 was recorded in the period to reflect an adjustment by the State of Illinois of a previously received refund associated with the carryback of an operating loss.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended December 31, 1998 of $3,017,733 compare with sales of $3,022,712 for the corresponding period of the prior year, a decrease of less than 1%.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended December 31, 1998 equaled 78.3% of sales as compared to a cost of sales rate of 86.8% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 1998 totaled $429,039 as compared to $496,154 in the corresponding period of the prior year, a decrease of $67,115, or 14%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced rent expenses in the Chicago operation, account for a majority of the decrease.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 1998 totaled $140,841 compared with expense of $174,157 in the corresponding period of the prior year, a decrease of $33,316, or 19.1%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1998, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the three months ended December 31, 1998 the Company did not add to the valuation allowance. That decision was based on the Company's third quarter operating results.

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

The Company has performed an assessment of its internal information systems and has determined that its application software and internal information systems either: (1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected. Total costs are expected to be less than $5,000 and are not material to the operation of the Company.

The Company has assessed non-IT systems within the Company and has determined that the systems either: (1) are year 2000 compliant; or (2) can be upgraded to be year 2000 compliant without significant cost or effort. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominately of third party software and hardware technology.

The Company is in the process of determining the impact those parties that are not year 2000 compliant may have on the operations of the Company. Non-compliance by any of the major vendors, suppliers, customers or financial organizations could result in business disruptions that could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

IMPACT OF ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is required to be adopted for the fiscal year beginning June 28, 1998. At that time, the Company will be required to disclose certain financial and descriptive information about its operating segments as redefined by SFAS No. 131. The Company is in the process of assessing the impact of SFAS No. 131 on its footnote disclosures.

                           PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)Exhibits
    27. Financial Data Schedule
b) Reports on form 8-K
     None
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1999    Northwest Teleproductions, Inc.

                           (Registrant)

                           By:  /s/ Phillip A. Staden
 .                               Phillip A. Staden
                                President