Form 10KSB
period 1999-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1999-06-30
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                          Commission File
ended March 31, 1999                                          Number:  0-8505

                         NORTHWEST TELEPRODUCTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

      Minnesota                                                 41-0641789
(State of incorporation)                                    (I.R.S. Employer
                                                         Identification Number)
                              4455 West 77th Street
                          Minneapolis, Minnesota 55435
               (Address of principal executive offices) (Zip code)
                         Telephone Number: 612-835-4455


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended March 31, 1999 were $10,662,581.

         The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 2, 1999 was approximately $646,000 (based upon the closing sale price of the registrant's Common Stock on such date).

         Shares of $.01 par value Common Stock outstanding at June 2, 1999:
1,356,425

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.


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

         Each year since fiscal 1986, the Registrant has derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993, the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the fourth of which has been exercised by the Government. The Company is in its final contract year of a five-year contract with the Defense Department. This final contract year provides for production work through August of 1999. See "Narrative Description of Business -- Dependence on One or a Few Customers."

The Registrant has significant business operations involved in the development and creation of programming for the cable and network television markets. The Registrant currently has seven shows in production.

Narrative Description of Business.

         Principal Products and Services. The Registrant is engaged in the videotape and film production business. The Registrant produces advertising commercials, industrial, governmental and educational programs, programming for cable broadcast, and fee-for-service electronic retailing (infomercials). The Registrant offers services in all phases of production including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has five studios with a total stage area of approximately 12,000 square feet and operates fifteen post-production suites to provide editing services. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

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

         Dependence on One or a Few Customers. Since fiscal 1986, a significant portion of the Registrant's revenue has been derived from twelve-month requirement contracts and renewals awarded to the Registrant by the U.S. Department of Defense for the production of radio and television spot announcements meeting the requirements of the Armed Forces Information Service/Armed Forces Radio and Television Service. The original contract, awarded in October 1984, provided for four consecutive one-year renewal options by the Department of Defense, all of which were exercised by the Government. The subsequent contract, awarded to the Registrant in January, 1990, covered the Department's same requirements and provided for three one-year renewal options by the Department of Defense, all of which were exercised by the Government. In August 1993, the Registrant was awarded a new contract by the Department of Defense for the Department's same requirements. The contract provides for four consecutive one-year renewal options by the Department of Defense after the initial year of the contract. The initial year and the first renewal year of the contract each amounted to revenues of $2,600,000. The second renewal year amounted to $2,250,000 of revenues. The third year renewal was exercised for $2,250,000. The fourth renewal year was exercised for $2,500,000. On August 19, 1998 the Company was notified that it did not receive a renewal of its Department of Defense (DOD) contract. However, the Company's current agreement provides for continued work through August of 1999. It is worthwhile to note that under the current agreement there are two vendors, of which we were one, separately servicing the Department of Defense contract. Neither of the incumbents was awarded the new contract.

         In fiscal 1999, 1998 and 1997, government contract revenue accounted for 21%, 18.5% and 20% respectively, of total revenue. The loss of business from the Government could have a material adverse effect on the Registrant.

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

         Employees. At June 30, 1999 the Registrant employed approximately 71 persons, all of which were employed full time.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:

                Location                General Description                          Manner of Ownership

4455 West 77th Street              20,000 square feet; office     Leased with lease expiring June 30, 2001. Option
Minneapolis, Minnesota             and production facility.       to renew for one 5-year period. See Notes 4 and
                                                                  7 to Consolidated Financial Statements.

4000 West 76th Street              13,000 square feet; office     Leased with lease expiring June 30, 2001. Option
Minneapolis, Minnesota             and production facility.       to renew for one 5-year period. See Notes 4 and
                                                                  7 to Consolidated Financial Statements

2649 Tarna Drive                   14,000 square feet; office     Direct fee ownership.  See Note 2 to
Dallas, Texas                      and production facility.       Consolidated Financial Statements.

142 E. Ontario Street              7,500 square feet; office      Leased with lease expiring April, 2002.
Chicago, Illinois                  and production facility.       Sub-rental expires June 30, 2000. See Note 4
                                   Sub-rental of 2,250 square     to Consolidated Financial Statements
                                   feet of office space.

81 South Ninth Street              5,000 square feet; office.     Leased with lease expiring October 31, 2001. See
Minneapolis, Minnesota             The company no longer          Note 4 to Consolidated Financial Statements
                                   occupies the space but
                                   leases to another party.

On June 24, 1998, the Company closed a three-year sale-leaseback transaction involving the two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street. After a three-year period, the Company has the option of renewing the lease for an additional five years. The monthly rental expense for the first three years will be as follows: $16,614 in year 1, $17,030 in year 2 and $17,454 in year 3.

On June 24, 1998, the Company entered into a sale-leaseback transaction of two buildings with Lindue, LLC, a Minnesota limited liability corporation owned by a member of the Company's Board of Directors. Proceeds from the sale-leaseback were $1.6 million, of which $112,000 in accrued interest and a $20,000 security deposit were held in escrow by the landlord. The $112,000 was subsequently remitted to the Registrant. (See Note 7 for additional details.)


         The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.


ITEM 3.  LEGAL PROCEEDINGS

         On or around May 28, 1999, Robert Kaprall and M.E. Productions commenced a lawsuit against the Company in Hennepin County District Court. The plaintiffs seek damages of at least $163,000 and an injunction. Plaintiffs allege that they have the right to produce the second season of the TIPical Mary Ellen show (hereafter the "Show") pursuant to a contract with the Company. Plaintiffs moved for a temporary injunction requiring the Company to retain plaintiffs for the Show's second season or cancel it. On June 10, 1999, the court denied plaintiffs' motion. The Company denies plaintiffs' allegations and is pursuing counterclaims against the plaintiffs. In its counterclaims, the Company will seek to recover in excess of $50,000 paid to Kaprall and M.E. Productions during the Show's first season.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 1999 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 1999 Annual Report to Shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 1999 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Reports thereon which appear in the Registrant's 1999 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported in the Registrant's Form 8-K Current Report filed April 12, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

     Name of                    Age     Present Position(s)               Business Experience
Executive Officer                       with Registrant

Phillip A. Staden               42     President and Chief    President and CEO of Registrant since October 20,
                                       Executive Officer      1997 and CFO since November 1996.  Vice-president of
                                                              Registrant from November 4, 1996 to October 1997. Controller of the Registrant from April 1991 to November 3, 1996.

David  S. Johnson               56     Vice-President         Vice-President of Registrant since October 20, 1997.
                                                              Manager of The Government Services Division of the
                                                              Registrant since  December 1993.  Has worked with
                                                              the Registrant since January 1986.

Nancy L. Reid                   50     Vice-President         Vice-President of Registrant since October 20, 1997.
                                                              Currently General Manager of the Registrant's
                                                              Chicago subsidiary. Vice-President of Media Tech, a
                                                              video duplication company, from March 1994 to
                                                              January 1997. Vice-President of Jan Hughes
                                                              Productions, a film and video production company
                                                              from October 1993 to March 1994. Sales and Marketing
                                                              manager of Editel, Inc., a nationally recognized
                                                              post-production facility, from August 1984 to
                                                              October 1993.

Michael D. Smith                50     Vice-President         Vice-President of Registrant since 1998. Executive
                                                              Producer the Registrant since 1993. Independent
                                                              Producer from 1984 through 1993.

There are no family relationships among any of the Registrant's directors or executive officers.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1999 fiscal year end in connection with the Registrant's 1999 annual meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1999 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 1999 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1999 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NORTHWEST TELEPRODUCTIONS, INC.
                         (the "Registrant")


                         By    /s/ Phillip A. Staden
Date:  June 28, 1999           Phillip A. Staden, President

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

Signature                               Title                          Date

                              President, CEO, CFO and Director
/s/ Phillip A. Staden         (principal executive officer and     June 28, 1999
Phillip A. Staden             principal financial and accounting
                              officer)

/s/ John C. McGrath           Director                             June 28, 1999
John C. McGrath

/s/ Steve Lose                Director                             June 28, 1999
Steve Lose

/s/ Ronald V. Kelly           Director                             June 28, 1999
Ronald V. Kelly

/s/ Gerald W. Simonson        Director                             June 28, 1999
Gerald W. Simonson

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         NORTHWEST TELEPRODUCTIONS, INC.

                        (Commission File Number: 0-8505)


                           E X H I B I T   I N D E X
                                       For
                        Form 10-KSB for 1999 fiscal year



      Exhibit

3        Registrant's Articles of Incorporation and Bylaws

3.1 Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998*

3.2 Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*

4.1 Rights Agreement dated as of July 31, 1998 between the Registrant and American Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:
         A. Certificate of Designation of Series A Preferred Stock of Northwest Teleproductions, Inc.
         B. Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Northwest Teleproductions, Inc., shall represent the Rights prior to the Distribution Date.
         C.       Form of Right Certificate
                  incorporated by reference to Exhibit 1 to the Registrant's Form 8-A Registration Statement filed September 4, 1998.

10       Registrant's Material Contracts

10.1 Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago, Illinois--incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.2 Lease, dated June 17, 1991, covering facilities at 81 South Ninth Street, Minneapolis, Minnesota--incorporated by reference to Exhibit
         10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991*

10.3 Requirements Contract, dated August 27, 1993, between the Registrant and the Department of Defense--incorporated by reference to Exhibit
         10.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.4** 1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*

10.5 Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Directors.

10.6 Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

10.7 Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

10.8 10-1/2% Subordinated Note in the principal amount of $150,000 dated February 10, 1997, issued by the Registrant to John G. Lindell -- incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.9 Warrant to Purchase 60,000 shares of Common Stock at $2.50 per share, dated February 10, 1997, issued by the Registrant to John G. Lindell -- incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.10 Loan and Security Agreement, dated April 24, 1997, between the Registrant and NationsCredit Commercial Funding Division
         ("NationsCredit")-- incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.11 Guaranty, dated April 24, 1997, by the Registrant of certain obligations of Northwest Teleproductions/Chicago, Inc. (" NW Chicago") and Southwest Teleproductions, Inc. ("Southwest") -- incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.12 Loan and Security Agreement, dated April 24, 1997, between NW Chicago and NationsCredit -- incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.13 Guaranty, dated April 24, 1997, by NW Chicago of certain obligations of the Registrant and Southwest -- incorporated by reference to Exhibit
         10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.14 Loan and Security Agreement, dated April 24, 1997, between Southwest and NationsCredit -- incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997

10.15 Guaranty, dated April 24, 1997, by Southwest of certain obligation of the Registrant and NW Chicago -- incorporated by reference to Exhibit
         10.20 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.16 Security Agreement, dated April 24, 1997, between Northwest Teleproductions/ Kansas City, Inc. ( "NW Kansas City" ) and NationsCredit -- incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.17 Guaranty, dated April 24, 1997, by NW Kansas City of certain obligations of the Registrant, NW Chicago and Southwest -- incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997

10.18 First Amendment dated June 4, 1997, to Loan and Security Agreement dated April 24, 1997, between the Registrant and NationsCredit -- incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997

10.19**  Description of Officers' Incentive Compensation Agreement.

10.20 Real Property Mortgage, dated April 24, 1997, between the Registrant and NationsCredit covering Registrant's property in Minneapolis, Minnesota -- incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997

10.21 Employment Agreement, dated May 11, 1998, between the Registrant and Phillip A. Staden -- incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.*

10.22 Real Estate Purchase Agreement, dated May 11, 1998, between the Registrant and Lindue, LLC -- incorporated by reference to Exhibit
         10.27 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.*

10.23 Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis, MN -- incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.*

10.24 Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN -- incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.*

11 Statement Regarding Computation of Per Share Earnings. The required information is included in Note 1 of Notes to Consolidated Financial Statements

13 Annual Report to Shareholders. The portions of the Registrant's 1999 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference

21       Subsidiaries of the Registrant
                 Name                                   State of Incorporation
            Southwest Teleproductions, Inc.                  Texas
            Northwest Teleproductions/Kansas City, Inc.    Minnesota
            Northwest Teleproductions/Chicago, Inc.        Minnesota

23       Consent.

23.1     Consent of Boulay, Heutmaker, Zibell & Co., PLLP

23.2     Consent of Deloitte and Touche, LLP

24 Power of Attorney. Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB

27       Financial Data Schedule (filed in electronic format only)

* Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB