Form 10KSB/A
period 1999-03-31
NORTHWEST TELEPRODUCTIONS INC
filed 1999-07-29
CIK 73048

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

                              4455 West 77th Street
                          Minneapolis, Minnesota 55435
              (Address of principal executive officers) (Zip Code)
                         Telephone Number: 612-835-4455

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.0l

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

Shares of $.0l par value Common Stock outstanding at June 2, 1999:  1,356,425

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

         The following table sets forth certain information concerning the Registrant's directors and executive officers:


                                        Current Position(s)        Principal Occupation(s) During          Director
Name                            Age        With Company            Past Five Years                          Since

Ronald V. Kelly                  63          Director         Retired;   Senior  Vice   President  from      1996
                                                              September   1992   to   August   1996  of
                                                              Pentair,  Inc. (a diversified  industrial
                                                              manufacturer);    Vice    President   and
                                                              Specialty  Products  Group  President  at
                                                              Pentair  from  March  1989  to  September
                                                              1992.

Steven Lose                      40          Director         Strategic  Business  Analyst with Silicon      1997
                                                              Graphics,      Inc.      (a      computer
                                                              manu-facturer)    since    April    1999.
                                                              Director  of  North   American  Sales  of
                                                              Scitex  Digital  Video,   Inc.  (a  video
                                                              equipment  manufacturer)  from April 1995
                                                              to April  1999.  Regional  Sales  Manager
                                                              of  Accom,   Inc.   (a  video   equipment
                                                              manufacturer)  from  March  1992 to April
                                                              1995.

John C. McGrath                  41          Director         Chairman  of the Board of the  Registrant      1996
                                                              from  October 1997 to October  1998,  and
                                                              President  and  Chief  Executive  Officer
                                                              from   November  1996  to  October  1997.
                                                              Chief Operating Officer of Cutters,  Inc.
                                                              (a nationally  recognized post production
                                                              and design  facility)  since October 1997
                                                              and from January 1990 to November 1996.

Gerald W. Simonson               69          Director         Venture   capital   investor  since  June      1976
                                                              1978;   President  and  Chief   Executive
                                                              Officer     of     Omnetics     Connector
                                                              Corporation        (manufacturer       of
                                                              microminiature  connectors)  since  March
                                                              1991.   Also   currently  a  director  of
                                                              Medtronic,   Inc.   and  The   Chromaline
                                                              Corporation.

Phillip A. Staden                42      President, Chief     President  and  CEO  of  the   Registrant      1998
                                        Executive Officer,    since  October  20,  1997  and CFO  since
                                          Chief Financial     November  1996.  Vice  President  of  the
                                       Officer and Director   Registrant  from November 1996 to October
                                                              1997.  Controller of the  Registrant from
                                                              April 1991 to November 3, 1996.

David S. Johnson                 56       Vice President      Vice  President of the  Registrant  since      N/A
                                                              October   20,   1997.   Manager   of  the
                                                              Government   Services   Division  of  the
                                                              Registrant   since   December  1993.  Has
                                                              been  employed  by the  Registrant  since
                                                              January 1986.

Nancy L. Reid                    50       Vice President      Vice  President of the  Registrant  since      N/A
                                                              October  20,  1997.   Currently   General
                                                              Manager  of  the   Registrant's   Chicago
                                                              subsidiary.   Vice   President  of  Media
                                                              Tech, a video duplication  company,  from
                                                              March   1994  to   January   1997.   Vice
                                                              President  of Jan Hughes  Productions,  a
                                                              film and video production  company,  from
                                                              October  1993 to March  1994.  Sales  and
                                                              Marketing  Manager  of  Editel,  Inc.,  a
                                                              nationally   recognized   post-production
                                                              facility,  from  August  1984 to  October
                                                              1993.

Michael D. Smith                 50       Vice President      Vice  President of the  Registrant  since      N/A
                                                              1998.    Executive    Producer   of   the
                                                              Registrant   since   1993.    Independent
                                                              producer from 1984 through 1993.

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

To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 1999, all
Section 16(a) filing requirements applicable to Insiders were complied with except that Mr. Michael Smith's Form 3 was filed late.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during the Company's last two fiscal years to the Company's President and Chief Executive Officer, Michael Smith and Nancy Reid, the only other executive officers whose total salary and bonus for fiscal 1999 exceeded $100,000. Mr. Smith became an executive officer of the Company during fiscal 1999. Ms. Reid became an executive officer of the Company during fiscal year 1998.

                               Annual Compensation                           Long Term Compensation
                                                                          Awards              Payouts
                               -----------------------------     ------------------------     ---------    All Other
                                                                  Restricted                    LTIP        Compen-
Name and Principal    Fiscal    Salary      Bonus                Stock Awards    Options/      Payouts      sation
      Position         Year      ($)(1)     ($)(2)     Other         ($)         SARs (#)        ($)        ($)(3)
      --------         ----    ---------  ----------   -----     -----------     --------     ---------   --------

Phillip A. Staden     1999      152,750           0      0           None        20,000         None          3,654
  President, CEO      1998      125,384      10,000      0           None        35,000         None          2,173
  and CFO             1997      100,635      10,000      0           None        15,000         None          3,007

Michael D. Smith      1999      120,000      21,774      0           None        15,000         None          1,413
  Vice President

Nancy L. Reid         1999       99,267       3,000      0           None        15,000         None          2,476
  Vice President


--------------------- -------- ----------
(1) Amounts under "Salary" also include the executive's salary deferral contributions to the Company's 401(k) profit sharing plan.
(2)      Bonus amounts for fiscal 1999 are accrued and not yet paid.
(3) Amounts reflect Company contributions to the Company's 401(k) profit sharing plan.


Option/SAR Grants During 1999 Fiscal Year

         The following table sets forth the options that have been granted to the executive officers listed in the Summary Compensation Table During the Company's last fiscal year ended March 31, 1999:

                          Number of Securities      Percent of Total
                               Underlying         Options/SARs Granted
                              Options/SARs          to Employees in       Exercise or Base
Name                              Granted             Fiscal Year         Price ($/Share)        Expiration Date

Phillip A. Staden               20,000(1)                 1.4%                 $0.4275               10/29/03
Michael D. Smith                15,000(2)                 1.1%                 $0.4275               10/29/03
Nancy L. Reid                   15,000(2)                 1.1%                 $0.4275               10/29/03

--------------------------------------------------------------------------------
(1) Such option is exercisable in annual increments of 6,667 shares each, commencing October 30, 1999.
(2) Such option is exercisable in annual increments of 5,000 shares each, commencing October 30, 1999.


Option/SAR Exercises During Fiscal 1999 and Fiscal Year End Option/SAR Values

         The following table provides certain information regarding the exercise of stock options during fiscal 1999 by the officers named in the Summary Compensation Table and the fiscal year-end value of unexercised options held by such officers.

                          Number of                                                        Value of Unexercised
                           Shares                     Number of Unexercised Options   In-the-Money Options at Fiscal
                        Acquired on        Value            at Fiscal Year End                 Year End ($)
         Name             Exercise     Realized ($)    (exercisable/unexercisable)    (exercisable/unexercisable)(1)
         ----             --------     ------------    ---------------------------    ------------------------------

Phillip A. Staden              0              0           21,667           48,333            0            7,500
Michael D. Smith               0              0                0           15,000            0            5,625
Nancy L. Reid                  0              0                0           15,000            0            5,625

-------------------------------
(1) Market value of underlying securities at March 31, 1999 ($.8125), minus the exercise price.


Employment Contracts

         The Company has an Employment Agreement, dated May 11, 1998, with Phillip A. Staden whereby Mr. Staden will serve as President and Chief Executive Officer for a term continuing until October 26, 1998 and renewable annually thereafter for one-year terms. Mr. Staden receives a base annual salary of $155,000 and is eligible to receive an incentive bonus based upon 5% of pre-tax earnings for a fiscal year in excess of 8% of shareholder equity at the beginning of the fiscal year, with a maximum bonus of 50% of base salary. The employment relationship is terminable by written agreement of the parties, by the Company for cause or by Mr. Staden without cause upon 60 days written notice to the Company, in which case the Company has no further obligation to Mr. Staden except for accrued benefits and any compensation earned through the last day of employment. The employment relationship may also be terminated by the Company without cause, in which case the Company is obligated to pay (a) Mr. Staden's base salary for the unexpired portion of the initial term of employment (or, if the Agreement has been renewed, the unexpired portion of the one-year renewal term), (b) the greater of (i) six months of Mr. Staden's base salary or
(ii) one week of his base salary for each full year of employment with the Company, and (c) COBRA premium payments for continued coverage under the Company's group health plan for 12 months. If Mr. Staden's employment is not renewed by the Company for any reason other than mutual agreement, death, disability or cause, the Company is obligated to pay the greater of (i) six months of Mr. Staden's base salary or (ii) one week of his base salary for each full year of employment, and COBRA premium payments for 12 months. The Company's obligation to make any of such payments is contingent upon Mr. Staden's abiding by the confidentiality and noncompete provisions of the Agreement. If the employment relationship is terminated by the Company without cause or not renewed without cause by either party within one year of a "change of control" of the Company, the Company is obligated to pay (a) Mr. Staden's base salary for the unexpired portion of the initial term or renewal term of employment, but only if the employment is terminated by the Company without cause, (b) the greater of (i) six months of Mr. Staden's base salary or (ii) one week of his base salary for each full year of employment with the Company, and (c) COBRA premium payments for 12 months; provided, however, Mr. Staden will not receive any payments under the Employment Agreement or any other agreement with the Company which would constitute a "parachute" payment under Section 280G of the Internal Revenue Code.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock:

                                                        Amount and Nature of Shares
Name and Address of Beneficial Owner                       Beneficially Owned(1)                 Percent of Class

James H. Binger Revocable Trust
80 South Eighth Street                                             185,109                             13.6%
Minneapolis, Minnesota

John G. Lindell
HC 80, Box 304 B                                                   114,937(2)                          8.1%
Grand Marais, MN  55604

McDonald & Co. Securities
800 Superior Avenue                                                104,630                             7.7%
Cleveland, Ohio

John C. Lorentzen and Penney L. Fillmer
1205 South Main Street                                              88,500                             6.5%
Wheaton, Illinois

(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares. The share amounts are based upon information set forth in the shareholder's latest filing with the Company or the Securities and Exchange Commission, as updated by any subsequent information voluntarily provided to the Company by the shareholder.
(2) Mr. Lindell has sole voting and sole investment power over 44,012 shares owned directly by him and shares voting and investment power with his wife over 10,925 shares. Amount includes 60,000 shares which may be purchased upon exercise of currently exercisable warrants.


Management Shareholdings

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each executive officer of the Company named in the Summary Compensation Table, by each of the Company's current directors and by all of such directors and executive officers (including the named individuals) as a group.

   Name of Director or                   Number of Shares
   Officer or Identity of Group        Beneficially Owned(1)   Percent of Class

Ronald V. Kelly                                  27,500(2)            2.0%
Steven Lose                                       2,250(3)              *
John C. McGrath                                   2,000(3)              *
Gerald W. Simonson                               46,160(4)            3.4%
Phillip A. Staden                                34,667(5)            2.5%
Directors and Executive Officers
   as a group (8 persons)                       129,702(6)            9.1%
-----------------------------------------------
*  Less than 1%

(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.

(2) Includes 17,000 shares which may be purchased upon exercise of currently exercisable options and warrants.

(3) Includes 2,000 shares which may be purchased upon exercise of currently exercisable options.

(4) Includes 15,000 shares which may be purchased upon exercise of currently exercisable warrants.

(5) Includes 21,667 shares which may be purchased upon exercise of currently exercisable options. (6) Includes 67,667 shares which may be purchased upon exercise of currently exercisable options and warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In order to facilitate restructure of the Company's bank line and to provide funding for operations, in July 1996 and February 1997 the Board authorized the issuance of $562,500 of 10.5% Subordinated Notes with a Warrant to each investor to purchase, at $2.50 per share, a number of shares of Common Stock of the Company equal to the principal amount of such investor's Note divided by the Warrant exercise price. Certain directors of the Company purchased $412,500 of the Notes in July 1996 and $150,000 of the Notes in February 1997. In June 1999 the Company restructured the principal and interest payment terms of the Notes.

         On October 1, 1997, the Company and its wholly-owned subsidiary, Northwest Teleproductions Chicago, Inc., borrowed $385,000 and $27,000, respectively, from Jeanne Lindell, wife of former director John G. Lindell, as an advance against two state income tax refunds receivable from Minnesota and Illinois. The Promissory Notes, together with interest at the rate of 10.5% per annum, were paid during the fiscal year ended March 31, 1998 when the refunds were received.

         On June 24, 1998, the Company sold to, and then leased back from, Lindue, LLC, a Minnesota limited liability company, two parcels of land and buildings of the Company located at 4000 West 76th Street and 4455 West 77th Street, Minneapolis, Minnesota. The aggregate sale price for the two parcels was $1,600,000 and was determined by negotiation between the Company and Lindue, LLC. The two parcels were leased back to the Company under three-year leases. The combined monthly rental expense under the two leases for the first three years will be $16,615 in the first year, $17,030 in the second year and $17,456 in the third year. After the initial three-year term of the leases, the Company has the option of renewing each lease for an additional five years. The monthly rental expense will increase incrementally during the fourth through eighth years of such lease extension from $6,882 to $7,596 for the 4000 West 76th Street property and from $1 1,010 to $12,153.50 for the 4455 West 77th Street property. The Company is also responsible for payment of taxes, operating expenses and maintenance costs relating to the property. Lindue, LLC is owned by John G. Lindell, a shareholder and former director of the Company.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                         NORTHWEST TELEPRODUCTIONS, INC.


Date: July 29, 1999                     By   /s/ Phillip A. Staden
                                             Phillip A. Staden, President