Form 10QSB
period 1999-06-30
NORTHWEST TELEPRODUCTIONS INC
filed 1999-08-16
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  June 30, 1999

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

          4455 West 77th Street
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

                         Yes__X___                 No______

1,356,425 shares of $.01 par value common stock were outstanding at August 13, 1999.

Transitional Small Business Disclosure Format (Check One):

                         Yes____          No___X___

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 1999


PART I   Financial Information

           Item 1.  Financial Statements                                Page No.

                    Condensed Consolidated Balance Sheets:
                    June 30, 1999 and March 31, 1999                         3

                    Condensed Consolidated Statement of Operations:
                    Three Months Ended June 30, 1999 and 1998                4

                    Condensed Consolidated Statement of Cash Flow:
                    Three Months Ended June 30, 1999 and 1998                5

                    Notes to Condensed Consolidated Financial Statements     6

           Item 2.  Management Discussion and Analysis                   7 & 8

PART II  Other Information

           Item 6.  Exhibits and Reports on Form 8K

                                     PART I
                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 June 30       March 31
                                                                  1999           1999
                                                              (Unaudited)          *
                                                             -----------      -----------
ASSETS:
CURRENT ASSETS:
   Cash                                                      $ 1,359,749      $   316,153
   Cash-restricted                                           $    14,305      $   124,116
   Trade accounts receivable less doubtful accounts
          reserve of $65,658 and $58,663 respectively          2,267,825        2,248,691
   Refundable income taxes                                        18,216           18,217
   Other assets                                                  413,964          262,641
                                                             -----------      -----------
TOTAL CURRENT ASSETS                                           4,074,059        2,969,818
                                                             -----------      -----------

PROPERTY,PLANT AND EQUIPMENT:
   Land,buildings and improvements                             1,520,428        1,471,093
   Machinery and equipment                                    19,161,643       19,055,026
                                                             -----------      -----------
                                                              20,682,071       20,526,119
   Less accumulated depreciation                              17,906,062       17,649,003
                                                             -----------      -----------
                                                               2,776,009        2,877,116

OTHER ASSETS                                                     157,010          263,361
                                                             -----------      -----------
                                                             $ 7,007,078      $ 6,110,295
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS'EQUITY:
CURRENT LIABILITIES:
  Notes payable                                              $   802,354      $   515,806
  Accounts payable                                               681,694      $   725,515
  Commissions,salaries and withholding                           337,341          423,420
  Miscellaneous accounts payable and accrued expenses            248,788          202,572
  Deferred Gain-Short Term                                       123,996          123,996
  Other liabilities                                            1,230,080          395,101
  Payments due within one year on term obligations             1,473,943          670,026
                                                             -----------      -----------
TOTAL CURRENT LIABILITIES                                      4,898,196        3,056,436
DEFERRED GAIN-LONG TERM                                           93,596          122,528
LONG TERM DEBT AND CAPITAL LEASES, less current portion          904,881        1,881,525
STOCKHOLDERS' EQUITY:
  Common stock                                                    13,564           13,564
  Additional paid-in capital                                     577,123          577,123
  Retained earnings                                              519,718          459,119
                                                             -----------      -----------
                                                               1,110,405        1,049,806
                                                             -----------      -----------
                                                             $ 7,007,078      $ 6,110,295
                                                             ===========      ===========

*The balance sheet at March 31,1999 has been taken from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                     JUNE 30
                                            1999                 1998
                                         -----------       -----------
Net Sales                                $ 2,693,369       $ 2,388,350

Costs of products and services sold      $ 2,119,702       $ 1,928,932
                                         -----------       -----------

Gross Profit                             $   573,667       $   459,418

Selling,general and administrative           375,376           410,601

                                         -----------       -----------
Operating Income                             198,291            48,817

Other Income(Expense)
  Miscellaneous income(expense)                4,617            55,097
  Interest                                  (142,309)         (162,565)
                                         -----------       -----------
Total other expenses, net                   (137,692)         (107,468)

Income(Loss) Before Income Taxes              60,599           (58,651)

Income tax benefit(expense)
                                         -----------       -----------
Net Income (Loss)                        $    60,599       ($   58,651)
                                         ===========       ===========

                                         ===========       ===========
BASIC AND DILUTIVE LOSS PER SHARE        $      0.04       ($     0.04)
                                         ===========       ===========



(1) Net earnings(loss) per share are based on the weighted average number of common shares outstanding during the periods as follows:

                 June 30, 1999             1,356,425
                 June 30, 1998             1,356,425

See notes to condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       JUNE 30
                                                                1999              1998
                                                            -----------       -----------
CASH FLOW-OPERATING ACTIVITIES:
  Net Income (Loss)                                         $    60,599       ($   58,651)
  Adjustments:
    Depreciation                                                257,058           262,792
    Other                                                        63,446            55,544
    Gain on sale of assets                                      (28,932)          (37,000)
(Increase) Decrease in trade receivables                        (19,067)          358,374
Other-net                                                       770,317          (505,637)
                                                            -----------       -----------
  Net cash provided (utilized) by operating activities        1,103,421            75,422

CASH FLOW - INVESTING ACTIVITIES:
  Property,plant and equipment additions                       (131,147)          (29,929)
  Net Proceeds from Sale of Building and other assets                 0         1,637,000
                                                            -----------       -----------
      Net cash provided(used) by investing activities          (131,147)        1,607,071

CASH FLOW - FINANCING ACTIVITIES:
  Advances(payments)-Line of credit                             286,548          (386,723)
  Advances(payments)-Long term borrowing                       (172,726)         (991,179)
  Other                                                         (42,500)
                                                            -----------       -----------
      Net cash provided(used) by  financing activities           71,322        (1,377,902)

                                                            ===========       ===========
NET INCREASE  (DECREASE)  IN CASH                             1,043,596           304,591

CASH AT BEGINNING OF PERIOD                                     316,153           330,055
                                                            -----------       -----------

CASH AT END OF PERIOD                                       $ 1,359,749       $   634,646
                                                            ===========       ===========


 See notes to condensed consolidated financial statements.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

    The consolidated balance sheet as of June 30, 1999, the consolidated statement of operations for the three month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flow for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 1999 and for all periods presented have been made.

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

    The land and buildings were sold for $1.6 million in cash. The proceeds from sale were used as follows:
         Pay off mortgage                                       $      560,000
         Pay down term debt                                            275,000
         Reserve for building improvements                             230,000
         Reduce other liabilities                                      427,000
         Payment of fees and security deposits                         108,000
                                                                --------------
                Total                                           $    1,600,000
                                                                ==============

    The transaction has been accounted for as an operating lease, wherein the property and related mortgage are no longer on the Company's books, and of which no additional depreciation will be taken.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 annual report to shareholders. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results for the full year.

3. Reclassifications

    Certain reclassifications have been made to the June 30, 1998 consolidated financial statements to conform to the classifications used at June 30, 1999. These reclassifications had no effect on the operations or stockholders' equity as previously reported.

4. Debt Restructuring

    In July 1998, the Company did not make the first of its originally scheduled annual principal and interest payments on its subordinated debt. On June 28, 1999, the Company restructured the principal and interest payment terms of its subordinated notes payable. The principal payment terms were changed from being made over a three-year period beginning in July 1998 to a five-year period beginning in July 2000. Interest payments were also changed from annual payments to quarterly payments beginning in October 1999. The subordinated notes are presented in the accompanying financial statements in accordance with the restructured terms since those terms more properly reflect the commitments of the Company. Other terms of the subordinated notes remained unchanged as a result of this restructuring.

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first three months of fiscal 2000 were met from cash flow from operations, utilization of the cash reserves from March 31, 1999, and borrowing from the Company's line of credit.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended June 30, 1999 of $2,693,369 compare with sales of $2,388,350 for the corresponding period of the prior year, a 12.8 % increase. Increases in Show production along with increases in our traditional video and film services account for the increase.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 1999 equaled 78.7% of sales as compared to a cost of sales rate of 80.7% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of fiscal 1999 totaled $375,376, a decrease of $35,225, or 8.6% over the prior year's first quarter. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, account for a majority of the decrease.

INTEREST EXPENSE

Interest expense for the first quarter, totaled $142,309 compared with expense of $162,565 in the prior year's first quarter, a decrease of 12.5%. The decrease in interest expense from June 1999 to June 1998 is the result of a reduction in the amount of outstanding term debt.

INCOME TAX CREDIT

During the year ended March 31, 1999, the Company had a valuation allowance of $1,168,000 on the deferred tax assets. No changes to the valuation allowance were made during the current quarter. Tax expense for the quarter ended June 30, 1999 reflects minimum tax amounts due for State income taxes.

Year-2000 COMPLIANCE:

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

Date: August 13, 1999               Northwest Teleproductions, Inc.
                                    (Registrant)

                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President

                                  EXHIBIT INDEX

                         NORTHWEST TELEPRODUCTIONS, INC.

                                   FORM 10-QSB
                                FOR QUARTER ENDED
                                  JUNE 30, 1999




Exhibit No.        Description

     27            Financial Data Schedule (filed in electronic format only)