Form 10QSB
period 1999-09-30
NORTHWEST TELEPRODUCTIONS INC
filed 1999-11-15
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               September 30, 1999
                             Commission File Number
                                     0-8508

                         NORTHWEST TELEPRODUCTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

     Minnesota                                                 41-0641789
     (State or other Jurisdiction of               (IRS Employer Identification
     Incorporation or Organization)                               Number)

4455 West 77th Street
Minneapolis, MN                                                     55435
Address of Principal Executive Offices)                           (Zip Code)


         Issuer's telephone number including Area Code:       612-835-4455

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes__X___                  No______

1,356,425 shares of $.01 par value common stock were outstanding at November 12, 1999.

         Transitional Small Business Disclosure Format (Check One):

                         Yes____                    No___X___

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                               September 30, 1999


PART I   Financial Information

    Item 1. Financial Statements                                       Page No.

         Condensed Consolidated Balance Sheets:
         September 30, 1999 and March 31, 1999                            3

         Condensed Consolidated Statements of Operations:
         Three and Six Months Ended September 30, 1999 and 1998           4

         Condensed Consolidated Statements of Cash Flow:
         Six Months Ended September 30, 1999 and 1998                     5

         Notes to Condensed Consolidated Financial Statements             6

    Item 2.Management Discussion and Analysis                             7 & 8

PART II  Other Information

    Item 4. Submission of Matters to a vote of security holders           9 & 10

    Item 6. Exhibits and Reports on Form 8K                               11

                                     Part I
                Northwest Teleproductions, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                             September 30      March 31
                                                                1999             1999
Assets                                                       (Unaudited)          *
Current Assets
      Cash                                                      647,798         316,153
      Cash Restricted                                            52,652         124,117

      Trade accounts receivable less doubtful accounts
        reserve of $65,162 and $58,663, respectively          1,857,276       2,248,691
      Inventory                                                  20,287          24,571
      Refundable income taxes                                    18,216          18,217
      Deferred rent                                              60,180          60,180
      Other assets                                              293,200         177,889
      Land and building held for sale                           264,059
                                                             ----------      ----------
Total Current Assets                                          3,213,668       2,969,818
Property, Plant and Equipment
      Land, building and improvements                           699,815       1,471,093
      Machinery and equipment                                19,228,348      19,055,026
                                                             ----------      ----------
                                                             19,928,164      20,526,119
      Less: accumulated depreciation                         17,554,542      17,649,003
                                                             ----------      ----------
                                                              2,373,622       2,877,116
Deposits                                                         37,137          37,137
Deferred Rent                                                   103,987         135,760
Building Escrow                                                                  90,464
                                                             ----------      ----------
                                                                141,124         263,361
                                                             ----------      ----------
                                                              5,728,414       6,110,295
                                                             ==========      ==========
Liabilities and Stockholders' Equity
Current Liabilities
      Notes payable                                              69,259         515,806
      Current maturities of long term debt                    1,342,763         670,026
      Trade accounts payable                                    501,768         725,515
      Commissions, salaries and withholding                     372,494         423,420
      Miscellaneous payables and accrued expenses               130,533         202,572
      Deferred Gain-Short Term                                  123,996         123,996
      Customer deposits                                       1,150,750         395,101
      Other liabilities                                          27,798
                                                             ----------      ----------
Total Current Liabilities                                     3,719,361       3,056,436

Deferred Gain-Long Term                                          64,664         122,528
Long Term Debt and Capital Leases, less current portion         870,632       1,881,525
Stockholders' Equity
      Common stock                                               13,564          13,564
      Additional paid-in capital                                577,123         577,123
      Retained earnings                                         483,070         459,119
                                                             ----------      ----------
                                                              1,073,757       1,049,806
                                                             ----------      ----------
                                                              5,728,414       6,110,295
                                                             ==========      ==========

*The balance sheet at March 31, 1999 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                Northwest Teleproductions, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                         September 30                       September 30
                                                    1999             1998                1999             1998
                                                -----------       -----------       -----------       -----------
Net Sales                                       $ 2,550,181       $ 2,642,902       $ 5,243,550       $ 5,031,252

Cost of products and services sold                2,043,705         2,193,422         4,163,407         4,122,354
                                                -----------       -----------       -----------       -----------
Gross Profit                                        506,476           449,480         1,080,143           908,898

Selling, general and administrative                 374,627           419,233           750,003           819.680
                                                -----------       -----------       -----------       -----------
Operating Income                                    131,849            30,247           330,140            89,218

Other income(expense)
    Miscellaneous income (expense)                    9,640            31,512            15,508            76,456
    Severance charge                                (43,772)                            (43,772)
    Interest expense                               (133,117)         (123,251)         (275,426)         (285,817)
                                                -----------       -----------       -----------       -----------
         Total other expense, net                  (167,249)          (91,739)         (303,690)         (209,361)

Income (Loss) Before Income Taxes                   (35,400)          (61,492)           26,450          (120,143)

Income tax benefit (expense)                         (1,250)          (10,000)           (2,500)          (10,000)
                                                -----------       -----------       -----------       -----------
Net Income (Loss)                                   (36,650)          (71,492)           23,950          (130,143)
                                                ===========       ===========       ===========       ===========
BASIC AND DILUTIVE INCOME (LOSS) PER SHARE      $     (0.03)      $     (0.05)      $       .02       $     (0.10)
                                                ===========       ===========       ===========       ===========


(1) Net earnings(loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:



     Six months ended September 30, 1999                      1,356,425
     Six months ended September 30, 1998                      1,356,425

     Three months ended September 30, 1999                    1,356,425
     Three months ended September 30, 1998                    1,356,425

See notes to unaudited condensed consolidated financial statements.

                Northwest Teleproductions, Inc. and Subsidiaries
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                           September 30
                                                                                    1999             1998
                                                                                 -----------       -----------

CASHFLOW-OPERATING ACTIVITIES
       Net Income (Loss)                                                         $    23,950       ($  130,143)
       Adjustments
           Depreciation                                                              513,017           531,396
           Other                                                                      89,515            50,091
           (Increase) Decrease in trade receivables                                   71,465           676,520
           Other-net                                                                 686,191          (723,564)
                                                                                 -----------       -----------
               Net cash provided(utilized) by operating activities                 1,384,138           404,300

CASHFLOW-INVESTING ACTIVITIES
        Property, plant and equipment additions                                     (225,288)         (414,190)
        Net proceeds from  Sale of building and other assets                                         1,582,035
                                                                                  -----------       -----------
                 Net cash provided(used) by investing activities                    (225,288)        1,167,845

CASHFLOW-FINANCING ACTIVITIES
        Advances (payments)-Line of credit                                          (446,547)         (577,177)
        Advances (payments)-Long term borrowing                                     (380,655)       (1,166,772)
                                                                                 -----------       -----------
                 Net cash provided (used) by financing activities                   (827,202)       (1,743,949)

                                                                                 -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                      331,648          (171,804)
                                                                                 ===========       ===========


       See notes to unaudited condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Interim Financial Statements

         The consolidated balance sheet as of September 30, 1999, the consolidated statement of operations for the three and six month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 1999 and for all periods presented have been made.

         Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 annual report to shareholders. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results for the full year.

2.       Reclassifications

         Certain reclassifications have been made to the March 31, 1999 consolidated financial statements to conform to the classifications used at September 30, 1999. These reclassifications had no effect on the operations or stockholders' equity as previously reported.

                 NORTHWEST TELEPRODUCTIONS, INC.AND SUBSIDIARIES
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL REQUIREMENTS
Operating cash requirements for the first six months of fiscal 1999 were met from cash flow from operations, utilization of the cash reserves from March 31, 1999 and borrowing from the Company's line of credit.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

Sale of Land and Building
Subsequent to the quarter ending September 30, 1999 the Company signed a contract to sell its building in Dallas, TX. Management tentatively expects the sale to close in mid-November, 1999. The Company also announced that in conjunction with the sale of its building in Dallas, the Company has decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years.

For the fiscal year ended March 31, 1999, the Dallas subsidiary had sales of $574,00 and a loss from operations of $442,000. For the six month period ended September 30, 1999, the Dallas subsidiary had sales of $279,000 and a loss from operations of $194,000.

The Company will redistribute some of the equipment of the Dallas operation to its other facilities, and some equipment will be sold. The expected proceeds from the building and equipment sales will be used to pay down the Company's bank debt .

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the six months ended September 30, 1999 of $5,243,550 compare with sales of $5,031,252 for the corresponding period of the prior year, a 4.2 % increase. The increase in sales is attributable to an increase Show Production revenue and an increase in the Company's traditional core business which includes spot production, corporate communication programs and creative services.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 1999 equaled 79.4% of sales as compared to a cost of sales rate of 81.9% in the corresponding period of the prior year. This reduction in cost of sales as a percentage of sales reflects increased revenues along with improvements in project budgeting and reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 1999 totaled $750,003, as compared to $819,680 in the corresponding period of the prior year, a decrease of $69,677, or 8.5%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced occupancy expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

OTHER INCOME (EXPENSE)
During the second quarter ended September 30, 1999, the Company accrued a charge of $43,772 to cover severance related expenses in conjunction with a reduction in workforce due to the completion of its five-year Department of Defense contract.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 1999 totaled $275,426 compared with expense of $285,817 in the corresponding period of the prior year, a decrease of $10,391, or 3.6%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1999, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the six months ended September 30, 1999 the Company made no adjustment to the valuation allowance. Income tax expense of $2,500 for the period reflects minimum tax fees imposed by the State of Minnesota.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended September 30, 1999 of $2,550,181 compare with sales of $2,642,902 for the corresponding period of the prior year, a 3.5 % decrease. The net reduction in sales for the quarter is attributable to decreased billings associated with the Department of Defense contract. The requirements of this contract were substantially completed in August of 1999.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 1999 equaled 80.2% of sales as compared to a cost of sales rate of 82.9% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 1999 totaled $374,627 as compared to $419,233 in the corresponding period of the prior year, a decrease of $44,606, or 10.7%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced occupancy expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 1999 totaled $133,117 compared with expense of $123,252 in the corresponding period of the prior year, an increase of $9,865, or 8%. The increase in interest expense on a comparative basis is attributable to an increase in interest rates and an increase in line of credit borrowings.

OTHER INCOME (EXPENSE)
During the quarter ended September 30, 1999, the Company accrued a charge of $43,772 to cover severance related expenses in conjunction with a reduction in workforce due to the completion of its five-year Department of Defense contract.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1999, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the three months ended September 30, 1999 the Company made no adjustment to the valuation allowance. Income tax expense of $2,500 for the period reflects minimum tax fees imposed by the State of Minnesota.

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

The Company has performed an assessment of its internal information systems and has determined that its application software and internal information systems:
(1) are year 2000 compliant; (2) can be upgraded to be year 2000 compliant without significant cost or effort; or (3) do not pose a significant issue to the Company if left uncorrected.

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


FORWARD LOOKING INFORMATION
This section contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envision," "plan," or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; and the impact of competition. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                                     PART II

Item 4.  Submission of Matters to a vote of Security Holders

         (a) The annual meeting of the Registrant's shareholders was held on Friday September 17, 1999.

         (b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 1,015,228 for and 6,764 against, 2,343 shares abstaining and no shares represented by broker non-votes.

         (c) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                                           Number of             Number of
                    Nominee                Votes For           Votes Withheld
                   Ronald V. Kelly           965,070               59,265
                   Steven Lose               965,070               59,265
                   John McGrath              964,968               59,377
                   Gerald W. Simonson        965,070               59,265
                   Phillip A. Staden         965,070               59,265

         (d) At the Annual meeting the shareholders approved an increase in the number of shares of Common Stock reserved for issuance pursuant to the Company's 1993 Stock Option Plan from 260,000 shares to 385,000 shares by a vote of 363,229 shares for, 124,072 shares against, 4,341 shares abstaining, and 539,962 shares represented by broker non-vote.


Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits
    27. Financial Data Schedule

b)  Reports on form 8-K
    None

                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999             Northwest Teleproductions, Inc.

                                    (Registrant)

                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President