Form 10QSB
period 1999-12-31
NORTHWEST TELEPRODUCTIONS INC
filed 2000-02-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                December 31, 1999
                             Commission File Number
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

                              Yes__X___          No______

1,356,425 shares of $.01 par value common stock were outstanding at February 10, 2000.

         Transitional Small Business Disclosure Format (Check One):

                               Yes____           No___X___

                         NORTHWEST TELEPRODUCTIONS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                December 31, 1999


PART I   Financial Information

    Item 1. Financial Statements                                        Page No.

         Condensed Consolidated Balance Sheets:
         December 31, 1999 and March 31, 1999                                3

         Condensed Consolidated Statements of Operations:
         Three and Nine Months Ended December 31, 1999 and 1998              4

         Condensed Consolidated Statements of Cash Flow:
         Nine Months Ended December 31, 1999 and 1998                        5

         Notes to Condensed Consolidated Financial Statements                6

    Item 2.Management Discussion and Analysis                            7 & 8

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                                  9

                                     Part I
                Northwest Teleproductions, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                    December 31       March 31
                                                                                       1999             1999
Assets                                                                             (Unaudited)            *
Current Assets
      Cash                                                                             457,265         316,153
      Cash Restricted                                                                   27,281         124,117
      Trade accounts receivable less doubtful accounts
        reserve of $65,513 and $58,663, respectively                                 1,516,083       2,248,691
      Inventory                                                                         12,517          24,571
      Refundable income taxes                                                           18,216          18,217
      Deferred Rent                                                                     60,180          60,180
      Other assets                                                                     189,665         177,889
                                                                                    ----------      ----------
Total Current Assets                                                                 2,281,207       2,969,818
Property, Plant and Equipment
      Building improvements                                                            732,068       1,471,093
      Machinery and equipment                                                       16,565,681      19,055,026
                                                                                    ----------      ----------
                                                                                    17,297,749      20,526,119
      Less: accumulated depreciation                                                15,138,615      17,649,003
                                                                                    ----------      ----------
                                                                                     2,159,134       2,877,116
Deposits                                                                                35,137          37,137
Deferred Rent                                                                           88,100         135,760
Building Escrow                                                                                         90,464
                                                                                    ----------      ----------
                                                                                       123,237         263,361
                                                                                    ----------      ----------
                                                                                     4,563,578       6,110,295
                                                                                    ==========      ==========

Liabilities and Stockholders' Equity
Current Liabilities
      Notes payable                                                                    190,400         515,806
      Current maturities of long term debt                                             822,149         670,026
      Trade accounts payable                                                           375,672         725,515
      Commissions, salaries and withholding                                            194,692         423,420
      Miscellaneous payables and accrued expenses                                      110,209         202,572
      Deferred Gain-Short Term                                                         123,996         123,996
      Customer deposits                                                                550,473         395,101
      Other liabilities
                                                                                    ----------      ----------
Total Current Liabilities                                                            2,367,591       3,056,436

Deferred Gain-Long Term                                                                 35,732         122,528
Long Term Debt and Capital Leases, less current portion                                747,993       1,881,525
Stockholders' Equity
      Common stock                                                                      13,564          13,564
      Additional paid-in capital                                                       577,124         577,123
      Retained earnings                                                                821,574         459,119
                                                                                    ----------      ----------
                                                                                     1,412,262       1,049,806
                                                                                    ----------      ----------
                                                                                     4,563,578       6,110,295
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

                Northwest Teleproductions, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                          December 31                          December 31
                                                    1999             1998                 1999             1998
                                                -----------------------------       -----------------------------
Net Sales                                       $ 2,265,798       $ 3,017,733       $ 7,509,348       $ 8,048,987

Cost of products and services sold                1,750,229         2,365,522         5,913,635         6,487,873
                                                -----------       -----------       -----------       -----------
Gross Profit                                        515,569           652,211         1,595,713         1,561,114

Selling, general and administrative                 284,979           429,039         1,034,983         1,258,720
                                                -----------       -----------       -----------       -----------
Operating Income                                    230,590           223,172           560,730           302,394

Other income(expense)
    Miscellaneous income (expense)                  257,367            22,608           272,876           109,057
    Severance charge                                (25,742)                            (69,515)
    Interest expense                               (122,460)         (140,841)         (397,886)         (426,658)
                                                -----------       -----------       -----------       -----------
         Total other income(expense), net           109,165          (118,233)         (194,525)         (317,601)

Income (Loss) Before Income Taxes                   339,755           104,939           366,205           (15,207)

Income tax benefit (expense)                         (1,250)                             (3,750)           (9,993)
                                                -----------       -----------       -----------       -----------
Net Income (Loss)                                   338,505           104,939           362,455           (25,200)
                                                ===========       ===========       ===========       ===========

BASIC INCOME (LOSS) PER SHARE                   $       .25       $       .08       $       .27       $     (0.02)
                                                ===========       ===========       ===========       ===========
DILUTIVE INCOME (LOSS) PER SHARE                $       .24       $       .08       $       .26       $     (0.02)
                                                ===========       ===========       ===========       ===========



(1) Net earnings(loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:


                                                    Basic          Dilutive
     Nine months ended December 31, 1999           1,356,425      1,385,680
     Nine months ended December 31, 1998           1,356,425      1,356,425

     Three months ended December 31, 1999          1,356,425      1,385,680
     Three months ended December 31, 1998          1,356,425      1,356,425

See notes to unaudited condensed consolidated financial statements.

                Northwest Teleproductions, Inc. and Subsidiaries
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          December 31
                                                                                     1999             1998
                                                                                -----------       -----------

CASHFLOW-OPERATING ACTIVITIES
       Net Income (Loss)                                                        $   362,455       ($   25,200)
       Adjustments
           Depreciation                                                             755,938           816,948
           Other                                                                    120,736            56,790
           (Increase) Decrease in trade receivables                                 666,330           (42,756)
           Other-net                                                               (700,245)         (727,060)
                                                                                -----------       -----------
               Net cash provided(utilized) by operating activities                1,205,214            78,722

CASHFLOW-INVESTING ACTIVITIES
        Property, plant and equipment additions                                    (475,620)         (721,591)
        Net proceeds from  Sale of building and other assets                        775,889         1,552,834
                                                                                -----------       -----------
                 Net cash provided(used) by investing activities                    300,269           831,243

CASHFLOW-FINANCING ACTIVITIES
        Advances (payments)-Line of credit                                         (325,406)          179,533
        Advances (payments)-Long term borrowing                                  (1,038,962)       (1,148,010)
                                                                                -----------       -----------
                 Net cash provided (used) by financing activities                (1,364,368)         (968,477)
                                                                                -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                     141,115           (58,512)
                                                                                ===========       ===========


       See notes to unaudited condensed consolidated financial statements.

                 NORTHWEST TELEPRODUCTIONS, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements
    The consolidated balance sheet as of December 31, 1999, the consolidated statement of operations for the three and nine month periods ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 1999 and for all periods presented have been made.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 annual report to shareholders. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results for the full year.

2. Reclassifications
    Certain reclassifications have been made to the March 31, 1999 consolidated financial statements to conform to the classifications used at December 31, 1999. These reclassifications had no effect on the operations or stockholders' equity as previously reported.


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


Sale of Land and Building
During the quarter ending December 31, 1999 the Company sold it's building in Dallas, TX. The sale closed on 11/23/99. The Company also announced that in conjunction with the sale of its building in Dallas, the Company decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years.

For the fiscal year ended March 31, 1999, the Dallas subsidiary had sales of $574,00 and a loss from operations of $442,000. For the nine month period ended December 31, 1999, the Dallas subsidiary had sales of $324,704 and a loss from operations of $193,000.

The Company has redistributed some of the equipment of the Dallas operation to its other facilities, and some of the equipment has been sold. The proceeds from the building and equipment sales was used to pay down the Company's bank debt.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the nine months ended December 31, 1999 of $7,509,348 compare with sales of $8,048,987 for the corresponding period of the prior year, a 6.7% decrease. The decrease in sales is attributable to the completion of the Department of Defense contract and the closing of the Dallas facility.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the nine months ended December 31, 1999 equaled 78.8% of sales as compared to a cost of sales rate of 80.6% in the corresponding period of the prior year. This reduction in cost of sales as a percentage of sales reflects improvements in project budgeting and reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended December 31, 1999 totaled $1,034,983, as compared to $1,258,720 in the corresponding period of the prior year, a decrease of $223,737, or 17.8%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced occupancy expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

OTHER INCOME (EXPENSE)
During the second and third quarters ended December 31, 1999 the Company accrued a charge of $69,515 to cover severance related expenses in conjunction with a reduction in workforce due to the completion of its five year Department of Defense contract and the closing of the Dallas facility.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 1999 totaled $397,886 compared with expense of $426,658 in the corresponding period of the prior year, a decrease of $28,772, or 6.7%. The decrease in interest expense is the result of a reduction in the amount of outstanding debt.


INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1999, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the nine months ended December 31, 1999 the Company made no adjustment to the valuation allowance. Income tax expense of $3,750 for the period reflects minimum tax fees imposed by the State of Minnesota.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended December 31, 1999 of $2,265,798 compare with sales of $3,017,733 for the corresponding period of the prior year, a 24.9% decrease. The net reduction in sales for the quarter is attributable to decreased billings associated with the Department of Defense contract and the closing of the Dallas facility. The requirements of the Department of Defense contract were substantially completed in August of 1999.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended December 31, 1999 equaled 77.2% of sales as compared to a cost of sales rate of 78.4% in the corresponding period of the prior year. This reduction in cost of sales reflects the improvements in project budgeting, reductions in payroll, depreciation and general overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 1999 totaled $284,979 as compared to $429,039 in the corresponding period of the prior year, a decrease of $144,060, or 33.6%. Decreased salary and related expenses, attributable mainly to the consolidation of administrative functions, along with reduced occupancy expenses in the Chicago and Minneapolis operations, account for a majority of the decrease.

OTHER INCOME (EXPENSE)
During the quarter ended December 31, 1999 the Company accrued a charge of $25,743 to cover severance related expenses in conjunction with the sale and closing of the Dallas facility.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 1999 totaled $122,460 compared with expense of $140,841 in the corresponding period of the prior year, a decrease of $18,381, or 13%. The decrease in interest expense on a comparative basis is attributable to a reduction in outstanding debt.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 1999, the Company had a valuation allowance of $957,000 on the deferred tax assets. For the three months ended December 31, 1999 the Company made no adjustment to the valuation allowance. Income tax expense of $1,250 for the period reflects minimum tax fees imposed by the State of Minnesota.

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

                                     PART II


Item 6. Exhibits and Reports on Form 8-K

a)Exhibits
    27.   Financial Data Schedule

b) Reports on form 8-K
     A report on Form 8-K was filed on December 9, 1999 reporting under Item 2 the sale of the Company's Dallas, Texas production facility.


                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000             Northwest Teleproductions, Inc.

                                    (Registrant)

                                    By:      /s/ Phillip A. Staden
 .
                                         Phillip A. Staden
                                         President

                         NORTHWEST TELEPRODUCTIONS, INC.

                                   FORM 10-QSB

                                  EXHIBIT INDEX




Exhibit Number     Description

         27        Financial Data Schedule (filed in electronic format only)