Form 10KSB
period 2000-03-31
BROADVIEW MEDIA INC
filed 2000-06-29
CIK 73048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934


For the fiscal year                                             Commission File
ended March 31, 2000                                            Number:  0-8505

                              BROADVIEW MEDIA, INC.
                 (Name of Small Business Issuer in its Charter)


Minnesota                                                       41-0641789
(State of incorporation)                                     (I.R.S. Employer
                                                         Identification Number)

                              4455 West 77th Street
                          Minneapolis, Minnesota 55435
               (Address of principal executive offices) (Zip code)
                         Telephone Number: 952-835-4455


Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, par value $.01
         Preferred Stock Purchase Rights

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended March 31, 2000 were $9,941,987.

     The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 20, 2000 was approximately $1,281,918 (based upon the closing sale price of the registrant's Common Stock on such date).

     Shares of $.01 par value Common Stock outstanding at June 20, 2000:
1,357,759

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2000 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.


  Transitional Small Business Disclosure Format (check one):  Yes      No  X

Introduction

     Broadview Media, Inc. and its subsidiary, Broadview Media/Chicago, Inc., are referred to herein as the "Registrant" unless the context indicates otherwise.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business.

     Broadview Media, Inc. (the "Registrant"), a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970. Since it began operations, the Registrant has been in the videotape production business and, in fiscal 1981, added film production as an alternative to videotape recording.

     On April 3, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc. The Company's trading symbol has changed to BDVM. This change was effective on the first business day of the Company's new fiscal year. The new name for the Company reflects the diversity of services that the Company provides to the marketplace. Why BROADVIEW MEDIA? There is a combination of reasons. This new name best describes our business and our philosophy. As our traditional markets have changed the Company has adapted to the change by reinventing itself. The Company needed a name that could be "broad" enough to allow us to maneuver within the media environment. The Company's philosophy is to have a "broad view" of the opportunities in the market, to have a "broad view" in solving its clients problems, to have a "broad view" in providing full service, one-stop, turn key solutions for clients.

     Each year since fiscal 1986, except 2000, the Registrant has derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993, the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the fourth of which has been exercised by the Government. The Company has completed its final contract year of a five-year contract with the Defense Department. See "Narrative Description of Business -- Dependence on One or a Few Customers."

     The Registrant has significant business operations involved in the development and creation of programming for the cable and network television markets. The Registrant currently has four shows in production, two of the shows have multiple season renewals in concurrent production.

     During the quarter ending December 31, 1999 the Company sold its building in Dallas, TX. The sale closed on November 23, 1999. The Company also announced that in conjunction with the sale of its building in Dallas, the Company decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years. For the fiscal year ended

March 31, 1999, the Dallas subsidiary had sales of $574,000 and a loss from operations of $442,000. For the nine month period ended December 31, 1999, the Dallas subsidiary had sales of $324,704 and a loss from operations of $193,000. The Company has redistributed some of the equipment of the Dallas operation to its other facilities, and some of the equipment has been sold. The proceeds from the building and equipment sales was used to pay down the Company's bank debt. The Company realized $275,153 of gain on the sale of the building. See "Management's Discussion and Analysis" in the Registrants' 2000 Annual Report to Shareholders.

Narrative Description of Business.

     Principal Products and Services. The Registrant is engaged in the videotape and film production business. The Registrant produces advertising commercials, industrial, governmental and educational programs, programming for cable broadcast, and fee-for-service electronic retailing (infomercials). The Registrant offers services in all phases of production including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has four studios with a total stage area of approximately 9,500 square feet and operates fourteen post-production suites to provide editing, graphics design and audio services. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

     Markets and Distribution. The Registrant sells its services as a producer of commercials to advertising agencies and advertisers, and to other users of production services for various kinds of educational and broadcast programs. Such advertising agencies, advertisers and other users are located throughout the United States although a majority of those purchasing the Registrant's services are located in the north central and south central portions of the United States. The Registrant presently uses four salespersons in its marketing efforts. The Registrant sells programming and creative content services to the broadcast networks and cable television operators throughout the country.

     Status of New Products or Services. None.

     Competition. Numerous videotape and film production companies located throughout the United States compete directly with the Registrant in the area of both commercial and industrial production. Many of these companies are larger than the Registrant in terms of sales, assets and resources.

     Competition in the videotape and film production industry is based primarily on creative ability, quality and timeliness of service at competitive prices. Location of a company's production facilities and location of the client involved are also factors in competition since the cost of transporting equipment and crews can often affect a company's ability to compete. Location is not an important factor to the network and cable industry clients, who are accustomed to purchasing the best product wherever it may be. The Registrant has production facilities in Minneapolis, Minnesota and Chicago, Illinois. Although there are many production companies in the geographical areas in which the Registrant is located, the major and much larger production companies generally are located on either the west or east coasts of the United States.

     Sources and Availability of Raw Materials. There are many available sources of supply for raw materials needed for the Registrant's operations.

     Dependence on One or a Few Customers. Since fiscal 1986, except in 2000, a significant portion of the Registrant's revenue has been derived from twelve-month requirement contracts and renewals awarded to the Registrant by the U.S. Department of Defense for the production of radio and television spot announcements meeting the requirements of the Armed Forces Information Service/Armed Forces Radio and Television Service. The original contract, awarded in October 1984, provided for four consecutive one-year renewal options by the Department of Defense, all of which were exercised by the Government. The subsequent contract, awarded to the Registrant in January, 1990, covered the Department's same requirements and provided for three one-year renewal options by the Department of Defense, all of which were exercised by the Government. In August 1993, the Registrant was awarded a new contract by the Department of Defense for the Department's same requirements. The contract provides for four consecutive one-year renewal options by the Department of Defense after the initial year of the contract. The initial year and the first renewal year of the contract each amounted to revenues of $2,600,000. The second renewal year amounted to $2,250,000 of revenues. The third year renewal was exercised for $2,250,000. The fourth renewal year was exercised for $2,500,000. On August 19, 1998 the Company was notified that it did not receive a renewal of its Department of Defense (DOD) contract. It is worthwhile to note that under the agreement there are two vendors, of which we were one, separately servicing the Department of Defense contract. Neither of the incumbents was awarded the new contract.

     The Registrant derived approximately 35% of its revenue, in fiscal 2000, from one customer who accounted for 39% of the Registrant's accounts receivable balance at March 31, 2000. The Registrant derived approximately 45% of its revenues, in fiscal 1999, from two customers who accounted for 42% of the Registrant's accounts receivable balance at March 31, 1999.

     In fiscal 2000, 1999 and 1998, government contract revenue accounted for 5.7%, 21% and 18.5% respectively, of total revenue. The reduction of business from the Government has not had a material adverse effect on the Registrant.

     Patents, Trademarks, Etc. The Registrant claims common law trademark rights in its name, Broadview Media, Inc., and its subsidiaries' names. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

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

     Employees. At June 29, 2000, the Registrant employed approximately 52 persons, all of which were employed full time.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:

======================  --------------------------  ============================
       Location             General Description           Manner of Ownership
======================  --------------------------  ============================

4455 West 77th Street    20,000 square feet;        Leased with lease expiring
Minneapolis, Minnesota   office and production      June 30, 2001. Option to
                         facility.                  renew for one 5-year period.
                                                    See Notes 5 and 8 to
                                                    Consolidated Financial
                                                    Statements
======================  --------------------------  ============================
4000 West 76th Street   13,000 square feet;         Leased with lease expiring
Minneapolis, Minnesota  office and production       June 30, 2001. Option to
                        facility. The company no    renew for one 5-year period.
                        longer occupies the space   See Notes 5 and 8 to
                        but leases to another       Consolidated Financial
                        party.                      Statements
======================  --------------------------  ============================
142 E. Ontario Street   7,500 square feet; office   Leased with lease expiring
Chicago, Illinois       and production facility.    April, 2002. Sub-rental
                        Sub-rental of 2,250 square  expires June 30, 2000. See
                        feet of office space.       Note 5 to Consolidated
                                                    Financial Statements
======================  --------------------------  ============================
81 South Ninth Street    5,000 square feet; office. Leased with lease expiring
Minneapolis, Minnesota   The company no longer      October 31, 2001. See Note 5
                         occupies the space but     to Consolidated Financial
                         leases to another party.   Statements
======================  ==========================  ============================


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

On June 24, 1998, the Company entered into a sale-leaseback transaction of two buildings with Lindue, LLC, a Minnesota limited liability corporation owned by a former member of the Company's Board of Directors. Proceeds from the sale-leaseback were $1.6 million. (See Note 8 for additional details.)

During the quarter ending December 31, 1999 the Company sold its building in Dallas, TX. The sale closed on November 23, 1999. The Company also announced that in conjunction with the sale of its building in Dallas, the Company decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years. See "Management's Discussion and Analysis" in the Registrant's 2000 Annual Report to Shareholders.

     The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.


ITEM 3.  LEGAL PROCEEDINGS

     On or around May 28, 1999, Robert Kaprall and M.E. Productions commenced a lawsuit against the Company in Hennepin County District Court. The plaintiffs sought damages of at least $163,000 and an injunction. Plaintiffs alleged that they have the right to produce the second season of the TIPical Mary Ellen show (hereafter the "Show") pursuant to a contract with the Company. Plaintiffs moved for a temporary injunction requiring the Company to retain plaintiffs for the Show's second season or cancel it. On June 10, 1999, the court denied plaintiffs' motion. In March 2000, the parties agreed to settle the lawsuit. The terms of the settlement are subject to a non-disclosure agreement. The Company incurred legal and related expenses of approximately $256,000 throughout fiscal 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2000 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2000 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by Item 7 is incorporated by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appear in the Registrant's 2000 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in the Registrant's Form 8-K Current Report filed April 12, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

================================================================================
    Name of        Age  Present Position(s)        Business Experience
Executive Officer            with
                          Registrant
================================================================================

Phillip A. Staden  43   President and Chief   President and CEO of Registrant
                        Executive Officer     since October 20, 1997 and CFO
                                              since November 1996.Vice-president
                                              of Registrant from November 4,1996
                                              to October 1997. Controller of the
                                              Registrant from April 1991 to
                                              November 3, 1996
--------------------------------------------------------------------------------

Nancy L. Reid      51   Vice-President        Vice-President of Registrant since
                                              October 20,1997. Currently General
                                              Manager of the Registrant's
                                              Chicago subsidiary. Vice-President
                                              of Media Tech, a video duplication
                                              company, from March 1994 to
                                              January 1997. Vice-President of
                                              Jan Hughes Productions, a film and
                                              video production company from
                                              October 1993 to March 1994. Sales
                                              and Marketing manager of Editel,
                                              Inc., a nationally recognized
                                              post-production facility, from
                                              August 1984 to October 1993
--------------------------------------------------------------------------------
Michael D. Smith   51   Vice-President        Vice-President of Registrant since
                                              1998. Executive Producer of the
                                              Registrant since 1993. Independent
                                              Producer from 1984 through 1993.
================================================================================

There are no family relationships among any of the Registrant's directors or executive officers.


     The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2000 fiscal year end in connection with the Registrant's 2000 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2000 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2000 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 2000 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  See "Exhibit Index" on page following signatures.

     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2000 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BROADVIEW MEDIA, INC.

                                   (the "Registrant")


                                   By /s/ Phillip A. Staden
Date:  June 29, 2000               Phillip A. Staden, President

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

=======================  ------------------------------- =======================

     Signature                 Title                           Date

=======================  ------------------------------- =======================

                         President, CEO, CFO and
                         Director (principal executive
                         officer and principal               June 29, 2000
/s/ Phillip A. Staden    financial and accounting
  Phillip A. Staden      officer)
=======================  ------------------------------- =======================

/s/ John C. McGrath      Director                            June 29, 2000
  John C. McGrath
=======================  ------------------------------- =======================

/s/ Steve Lose           Director                            June 29, 2000
  Steve Lose
=======================  ------------------------------- =======================

/s/ Ronald V. Kelly      Director                            June 29, 2000
  Ronald V. Kelly
=======================  ------------------------------- =======================

/s/ Gerald W. Simonson   Director                            June 29, 2000
  Gerald W. Simonson
=======================  ------------------------------- =======================

/s/ Dean Bachelor        Director                            June 29, 2000
  Dean Bachelor
=======================  =============================== =======================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              BROADVIEW MEDIA, INC.


                        (Commission File Number: 0-8505)


                           E X H I B I T   I N D E X

                                       For
                        Form 10-KSB for 2000 fiscal year


=========== ====================================================================
  Exhibit
=========== ====================================================================
    3       REGISTRANT'S ARTICLES OF INCORPORATION AND BYLAWS:
----------- ====================================================================
   3.1      Registrant's Restated Articles of Incorporation, as amended to date
----------- ====================================================================
   3.2      Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement
            on Form S-14, Reg. No. 2-55647*
----------- ====================================================================
   4.1      Rights Agreement dated as of July 31, 1998 between the Registrant and American Stock Transfer & Trust Company as Rights Agent,together with the following exhibits thereto:
            A. Certificate of Designation of Series A Preferred Stock of
               Broadview Media, Inc.
            B. Summary of Rights to Purchase Shares of Series A Preferred Stock
               which, together with certificates representing the outstanding Common Stock of Broadview Media, Inc., shall represent the Rights prior to the Distribution Date.
            C. Form of Right Certificate--incorporated by reference to Exhibit 1 to the Registrant's Form 8-A Registration Statement filed September 4, 1998*
----------- ====================================================================
    10      REGISTRANT'S MATERIAL CONTRACTS:
----------- ====================================================================
   10.1     Lease, dated January 31, 1994, covering facility at 142 East Ontario
            Street, Chicago, Illinois--incorporated  by  reference to Exhibit
            10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*
----------- ====================================================================

----------- ====================================================================
   10.2 Lease, dated June 17, 1991, covering facilities at 81 South Ninth Street, Minneapolis, Minnesota--incorporated by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991*
----------- ====================================================================
  10.4** 1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*
----------- ====================================================================
   10.5 Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Director - incorporated by reference to Exhibit 10.5 at the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999*
----------- ====================================================================
   10.6 Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*
----------- ====================================================================
   10.7 Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes - incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*
----------- ====================================================================
   10.8 10-1/2% Subordinated Note in the principal amount of $150,000 dated February 10, 1997, issued by the Registrant to John G. Lindell - incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
----------- ====================================================================
   10.9 Warrant to Purchase 60,000 shares of Common Stock at $2.50 per share, dated February 10, 1997, issued by the Registrant to John G. Lindell - incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997*
----------- ====================================================================
  10.10 Loan and Security Agreement, dated April 24, 1997, between the Registrant and NationsCredit Commercial Funding Division ("NationsCredit") - incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997*
----------- ====================================================================
  10.11 Guaranty, dated April 24, 1997, by the Registrant of certain obligations of Broadview Media/Chicago, Inc.(" NW Chicago") and Southwest Teleproductions, Inc. ("Southwest") incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997*
----------- ====================================================================
  10.12 Loan and Security Agreement, dated April 24,1997, between NW Chicago and NationsCredit incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997*
----------- ====================================================================

----------- ====================================================================
  10.13     Guaranty, dated April 24, 1997, by NW Chicago of certain obligations of the Registrant and Southwest -  incorporated  by reference to
            Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for
            the fiscal year ended March 31, 1997*
----------- ====================================================================
  10.14     Loan and Security Agreement, dated April 24, 1997, between Southwest and NationsCredit incorporated by reference to Exhibit 10.19 to the
            Registrant's Annual Report on Form 10-KSB for the fiscal year ended
            March 31, 1997*
----------- ====================================================================
  10.15     Guaranty, dated April 24, 1997, by Southwest of certain obligation of the Registrant and NW Chicago - incorporated by reference to
            Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for
            the fiscal year ended March 31, 1997*
----------- ====================================================================
  10.16     Security Agreement, dated April 24, 1997, between Northwest
            Teleproductions/Kansas City, Inc.( "NW Kansas City" )and
            NationsCredit - incorporated by reference to Exhibit 10.21 to the
            Registrant's Annual Report on Form 10-KSB for the fiscal year ended
            March 31, 1997*
----------- ====================================================================
  10.17     Guaranty, dated April 24, 1997, by NW Kansas City of certain obligations of the Registrant, NW Chicago and Southwest -
            incorporated by reference to Exhibit 10.22 to the Registrant's
            Annual Report on Form 10-KSB for the fiscal year ended March 31,
             1997*
----------- ====================================================================
  10.18     First Amendment dated June 4, 1997, to Loan and Security Agreement dated April 24, 1997, between the Registrant and NationsCredit -
            incorporated by reference to Exhibit 10.23 to the Registrant's
            Annual Report on Form 10-KSB for the fiscal year ended March 31,
            1997*
----------- ====================================================================
 10.19**    Description of Officers' Incentive Compensation Agreement.
----------- ====================================================================
 10.21**    Employment Agreement, dated May 11, 1998, between the Registrant and
            Phillip A. Staden - incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*
----------- ====================================================================
  10.23     Lease Agreement, dated June 24, 1998, between the Registrant and
            Lindue, LLC relating to property at 4000 West 76th Street,
            Minneapolis, MN - incorporated by reference to Exhibit 10.28 to the
            Registrant's Annual Report on Form 10-KSB for the fiscal year ended
            March 31, 1998*
----------- ====================================================================
  10.24     Lease Agreement, dated June 24, 1998, between the Registrant and
            Lindue, LLC relating to property at 4455 West 77th Street,
            Minneapolis, MN - incorporated by reference to Exhibit 10.29 to the
            Registrant's Annual Report on Form 10-KSB for the fiscal year ended
            March 31, 1998*
----------- ====================================================================

----------- ====================================================================
    11      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS:  The required information is included in Note 1 of Notes to Consolidated Financial
            Statements
----------- ====================================================================
    13      ANNUAL REPORT TO SHAREHOLDERS: The portions of the Registrant's 2000
            Annual Report to Shareholders that are incorporated in this Form
            10-KSB by reference
----------- ====================================================================
    21      SUBSIDIARIES OF THE REGISTRANT:
----------- --------------------------------- ==================================
                             Name                  State of Incorporation
----------- --------------------------------- ----------------------------------
            Southwest Teleproductions, Inc.                Texas
----------- --------------------------------- ----------------------------------

            Broadview Media/Chicago, Inc.                Minnesota

----------- ====================================================================
    23      CONSENT:
   23.1     Consent of Boulay, Heutmaker, Zibell & Co., PLLP
----------- ====================================================================
    24      POWER OF ATTORNEY:  Powers of Attorney from directors of the
            Registrant are included as part of the "Signatures" page of this
            Form 10-KSB
----------- ====================================================================
    27      Financial Data Schedule (filed in electronic format only)
----------- ====================================================================

* Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.
**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.