Form 10-Q
period 2000-06-30
BROADVIEW MEDIA INC
filed 2000-08-14
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2000
                             Commission File Number
                                     0-8508

                              BROADVIEW MEDIA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)
Minnesota                                             41-0641789
State or other Jurisdiction of                (IRS Employer Identification
Incorporation or Organization)                Number)

4455 West 77th Street
Minneapolis, MN            55435
Address of Principal       (Zip Code)
Executive Offices)

Issuer's telephone number including Area Code:   952-835-4455

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes__X___         No______

1,357,759 shares of $.01 par value common stock were outstanding at August 1, 2000.

Transitional Small Business Disclosure Format (Check One):

                                            Yes____           No___X___

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2000


PART I   Financial Information

    Item 1. Financial Statements                                    Page No.

         Condensed Consolidated Balance Sheets:
         June 30, 2000 and March 31, 2000                              3

         Condensed Consolidated Statements of Operations:
         Three Months Ended June 30, 2000 and 1999                     4

         Condensed Consolidated Statements of Cash Flow:
         Three Months Ended June 30, 2000 and 1999                     5

         Notes to Condensed Consolidated Financial Statements          6

    Item 2. Management Discussion and Analysis                         7 & 8

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                            9

                                     Part I
                     Broadview Media, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                                       June 30         March 31
                                                                                                        2000             2000
Assets                                                                                               (Unaudited)          *
Current Assets
      Cash                                                                                                $969,209      $1,132,890
      Cash Restricted                                                                                                        3,698
      Trade accounts receivable less doubtful accounts
        reserve of $44,512 and $38,999, respectively                                                     1,583,726       1,850,699
      Refundable income taxes                                                                                               13,632
      Other assets                                                                                         214,114         130,336
                                                                                                   ---------------- ---------------
Total Current Assets                                                                                     2,767,049       3,131,255
Property, Plant and Equipment
      Leasehold improvements                                                                               622,353         622,353
      Machinery and equipment                                                                           12,306,053      12,223,977
                                                                                                   ---------------- ---------------
                                                                                                        12,928,406      12,846,330
      Less: accumulated depreciation                                                                    11,096,218      10,881,312
                                                                                                   ---------------- ---------------
                                                                                                         1,832,188       1,965,018

Other Assets                                                                                               102,731         128,407
                                                                                                   ---------------- ---------------
                                                                                                           102,731         128,407
                                                                                                   ---------------- ---------------
Total Assets                                                                                            $4,701,968      $5,224,680
                                                                                                   ================ ===============

Liabilities and Stockholders' Equity
Current Liabilities
      Current maturities of long term debt and capital leases                                             $370,873        $396,722
      Trade accounts payable                                                                               307,291         306,231
      Commissions, salaries and withholding                                                                226,462         206,837
      Miscellaneous payables and accrued expenses                                                          193,840         243,782
      Deferred Gain-Short Term                                                                              62,376          62,376
      Customer deposits                                                                                  1,036,007       1,385,769
                                                                                                   ---------------- ---------------
Total Current Liabilities                                                                                2,196,849       2,601,717

Deferred Gain-Long Term                                                                                     62,618          78,212
Long Term Debt and Capital Leases, less current maturities                                                 874,907       1,052,869

Stockholders' Equity
      Common stock                                                                                          13,578          13,578
      Additional paid-in capital                                                                           577,680         577,680
      Retained earnings                                                                                    976,336         900,624
                                                                                                   ---------------- ---------------
                                                                                                         1,567,594       1,491,882
                                                                                                   ---------------- ---------------
Total Liabilities and Equity                                                                            $4,701,968      $5,224,680
                                                                                                   ================ ===============

*The balance sheet at March 31, 2000 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                          June
                                                                                                2000                 1999
                                                                                      --------------------- --------------------
Net Sales                                                                                       $2,023,859           $2,693,369

Cost of products and services sold                                                               1,679,791            2,119,702
                                                                                      --------------------- --------------------
Gross Profit                                                                                       344,068              573,667

Selling, general and administrative                                                                268,215              375,376
                                                                                      --------------------- --------------------
Operating Income                                                                                    75,853              198,291

Other income(expense)
    Miscellaneous income                                                                            29,058                5,867
    Gain on sale of equipment                                                                       33,175
    Interest expense                                                                              (61,124)            (142,309)
                                                                                      --------------------- --------------------
         Total other income(expense), net                                                            1,109            (136,442)

Income Before Income Taxes                                                                          76,962               61,849

Income tax expense                                                                                 (1,250)              (1,250)
                                                                                      --------------------- --------------------
Net Income                                                                                         $75,712              $60,599
                                                                                      ===================== ====================
BASIC INCOME PER SHARE                                                                               $ .06                 $.04
                                                                                      ===================== ====================
DILUTIVE INCOME PER SHARE                                                                            $ .05                 $.04
                                                                                      ===================== ====================


(1) Net earnings per share data are based on the weighted average number of common shares outstanding during the periods as follows:


                                             Basic                    Dilutive
     Three months ended June 30, 2000        1,357,759                1,550,269
     Three months ended June 30, 1999        1,356,425                1,356,425


See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                     June 30
                                                                                              2000             1999
                                                                                         --------------- -----------------

CASH FLOW-OPERATING ACTIVITIES
       Net Income                                                                               $75,712           $60,599
       Adjustments
           Depreciation                                                                         214,906           257,058
           Other                                                                                (71,966)           34,514
           (Increase) Decrease in trade receivables                                             266,973          (19,067)
           (Decrease) Increase in customer deposits                                            (349,762)          834,912
           Other-net                                                                            (46,832)         (64,595)

                                                                                         --------------- -----------------
               Net cash provided by operating activities                                         89,031        1,103,421
CASH FLOW-INVESTING ACTIVITIES
        Property and equipment additions                                                        (82,076)        (131,147)
        Net proceeds from sale of assets                                                         33,175                0
                                                                                         --------------- -----------------
                 Net cash used by investing activities                                          (48,901)        (131,147)

CASH FLOW-FINANCING ACTIVITIES
        Advances-Line of credit                                                                                  286,548
        Advances-Long term borrowing                                                            400,000
        Payments-Long term borrowing                                                           (603,811)        (172,726)
        Other                                                                                                    (42,500)
                                                                                         --------------- -----------------
                 Net cash provided (used) by financing activities                              (203,811)          71,322
                                                                                         --------------- -----------------
NET INCREASE (DECREASE) IN CASH                                                               $(163,681)      $1,043,596
                                                                                         =============== =================


CASH AT BEGINNING OF PERIOD                                                                   1,132,890          316,153

CASH AT END OF PERIOD                                                                           969,209        1,359,749


      See notes to unaudited condensed consolidated financial statements.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements
    The consolidated balance sheet as of June 30, 2000, the consolidated statement of operations for the three month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flow for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consisted of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in statement of cash flow at June 30, 2000 and for all periods presented have been made.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 annual report to shareholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these amounts.

2. Earnings/(Loss) Per Common Share
    The number of shares used in the calculations of EPS are as follows:

                                                                                2000             1999

         Weighted average number of common shares used
             in basic EPS                                                       1,357,759         1,356,425

         Effect of dilutive stock options                                         192,500                 -
                                                                                ----------        ---------

         Weighted average number of common shares and
             dilutive potential common stock used in diluted EPS                1,550,269         1,356,425

Antidilutive options and warrants totaling 242,000 shares were not included in the computation of diluted earnings per share for the three month period ended June 30, 2000. All such options and warrants were antidilutive for the corresponding period of the prior year.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS
Operating cash requirements for the first three months of fiscal 2001 were met from cash flow from operations and utilization of the cash reserves from March 31, 2000. Net cash provided by operations went from $1,103,421 to $89,031 which is a decline of $1,014,390. This change was due primarily to the timing of customer deposits, receivables and the decline in sales as discussed below.

On April 20, 2000 the Company entered into a financing agreement with Fidelity Bank which consists of a $1,000,000 working capital line of credit expiring May 2001, a $400,000 equipment purchases line of credit expiring January 2001, and a $400,000 term note due in monthly installments through April 2004. Interest on all loans outstanding under the financing agreement is based on prime plus .5%. The $400,000 equipment line of credit was not utilized during the three months ended June 30, 2000. The financing is secured by substantially all of the Company's assets. Proceeds from the new term note were used to retire the Nations Credit term note due April 24, 2000.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended June 30, 2000 of $2,023,859 compare with sales of $2,693,369 for corresponding period of the prior year, a 24.9% decrease. The net sales decrease of $669,510 is attributable to the closing of the Dallas facility and last year's completion of the Company's Department of Defense contract work. During the quarter the Company achieved sale increases in its Programming Group but this was offset by a decrease in the Company's non-programming related sales. The overall affect was a net reduction in sales.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended June 30, 2000 totaled $1,679,791 as compared to a cost of sales of $2,119,702 in the corresponding period of the prior year. This decrease in the cost of sales of $439,911 is the result of reduced sales. The decrease in the cost of sales consists of decreases in variable costs, affected by the decline in sales, and a continued decrease in fixed costs such as payroll, depreciation and general overhead, a portion of which is attributable to the closing of the Dallas facility. The cost of sales as a percent to sales increased to 83% for the three months ended June 30, 2000 from 78.7% for the same period in the prior year. This increase is due to the declining sales in relation to the fixed costs in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 2000 totaled $268,215, as compared to $375,376 in the corresponding period of the prior year, a decrease of $107,161, or 28.5%. The closing of the Dallas facility accounted for an estimated fifty percent (50%) of the reduction. Reduced expenses for legal fees associated with a lawsuit the company settled in May 2000 coupled with decreased salary and general overhead expenses accounted for the remainder of the savings.

INTEREST EXPENSE
Interest expense for the three months ended June 30, 2000 totaled $61,124 compared with expense of $142,309 in the corresponding period of the prior year, a decrease of $81,185, or 57%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 2000, the Company had a valuation allowance of $936,000 on the deferred tax assets. Income tax expense of $1,250 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes profits. A portion of these deferred tax benefits were utilized for the two periods ended June 30, 2000 and March 31, 2000.

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

                                     PART II


Item 6. Exhibits and Reports on Form 8-K

a)Exhibits
    10.1 Working Capital Line of Credit with Fidelity Bank April 20, 2000
    10.2 Equipment Purchase Line of Credit with Fidelity Bank April 20, 2000
    10.3 Term Loan with Fidelity Bank April 20, 2000
    27. Financial Data Schedule
b) Reports on Form 8-K
     A form 8-K/A (1) was filed on April 6, 2000 in order to file the contract of sale of the Company's Texas property.


                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000      Broadview Media, Inc.

                                    (Registrant)

                                    By: /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President

                                  EXHIBIT INDEX



Exhibit#   Description

10.1       Working Capital Line of Credit with Fidelity Bank April 20, 2000
10.2       Equipment Purchases Line of Credit with Fidelity Bank April 20, 2000
10.3       Term Loan with Fidelity Bank April 20, 2000

27                         Financial Data Schedule