Form 10QSB
period 2000-09-30
BROADVIEW MEDIA INC
filed 2000-11-13
CIK 73048

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2000
                             Commission File Number
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

                                Yes__X___                  No______

         1,361,092 shares of $.01 par value common stock were outstanding at November 1, 2000.

         Transitional Small Business Disclosure Format (Check One):

                                Yes____           No___X___

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2000


PART I   Financial Information

    Item 1. Financial Statements                                       Page No.

         Condensed Consolidated Balance Sheets:
         September 30, 2000 and March 31, 2000                             3

         Condensed Consolidated Statements of Operations:
         Three and Six Months Ended September 30, 2000 and 1999            4

         Condensed Consolidated Statements of Cash Flow:
         Six Months Ended September 30, 2000 and 1999                      5

         Notes to Condensed Consolidated Financial Statements              6

    Item 2. Management Discussion and Analysis                          7- 9

PART II  Other Information

    Item 1.  Legal Proceedings                                            10

    Item 4.  Submission of Matters to a Vote of Security Holders          10

    Item 6. Exhibits and Reports on Form 8K                               10

                                     Part I
                     Broadview Media, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                  September 30       March 31
                                                                       2000             2000
                                                                   -----------      -----------
Assets                                                             (Unaudited)          *
Current Assets
      Cash                                                         $ 1,170,738      $ 1,132,890
      Cash Restricted                                                                     3,698
      Trade accounts receivable less doubtful accounts
        reserve of $51,824 and $38,999, respectively                 1,343,980        1,850,699
      Refundable income taxes                                                            13,632
      Other assets                                                     179,550          130,336
                                                                   -----------      -----------
Total Current Assets                                                 2,694,268        3,131,255
Property and Equipment
      Leasehold improvements                                           639,699          622,353
      Machinery and equipment                                       12,355,113       12,223,977
                                                                   -----------      -----------
                                                                    12,994,812       12,846,330
      Less: accumulated depreciation                                11,309,460       10,881,312
                                                                   -----------      -----------
                                                                     1,685,352        1,965,018

Other Assets                                                            83,150          128,407
                                                                   -----------      -----------
                                                                        83,150          128,407
                                                                   -----------      -----------
Total Assets                                                       $ 4,462,770      $ 5,224,680
                                                                   ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities
      Current maturities of long term debt and capital leases      $   379,766      $   396,722
      Trade accounts payable                                           188,802          306,231
      Commissions, salaries and withholding                            159,764          206,837
      Miscellaneous payables and accrued expenses                      140,456          243,782
      Deferred Gain-Short Term                                          62,376           62,376
      Customer deposits                                              1,029,136        1,385,769
                                                                   -----------      -----------
Total Current Liabilities                                            1,960,300        2,601,717

Deferred Gain-Long Term                                                 47,024           78,212
Long Term Debt and Capital Leases, less current maturities             804,655        1,052,869

Stockholders' Equity
      Common stock                                                      13,611           13,578
      Additional paid-in capital                                       579,072          577,680
      Retained earnings                                              1,058,108          900,624
                                                                   -----------      -----------
                                                                     1,650,791        1,491,882
                                                                   -----------      -----------
Total Liabilities and Equity                                       $ 4,462,770      $ 5,224,680
                                                                   ===========      ===========

*The balance sheet at March 31, 2000 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                    September                              September
                                             2000                1999            2000               1999
                                         -----------       -----------       -----------       -----------
Net Sales                                $ 2,006,379       $ 2,550,181       $ 4,030,238       $ 5,243,550

Cost of products and services sold         1,633,405         2,043,705         3,313,196         4,163,407
                                         -----------       -----------       -----------       -----------
Gross Profit                                 372,974           506,476           717,042         1,080,143

Selling, general and administrative          269,000           374,627           537,215           750,003
                                         -----------       -----------       -----------       -----------
Operating Income                             103,974           131,849           179,827           330,140

Other income(expense)
    Miscellaneous income                      13,141             9,640            42,199            15,508
    Severance charge                                           (43,772)                            (43,772)
    Gain on sale of equipment                  2,870                              36,045
    Interest expense                         (36,963)         (133,117)          (98,087)         (275,426)
                                         -----------       -----------       -----------       -----------
         Total other expense, net            (20,952)         (167,249)          (19,843)         (303,690)

Income (Loss) Before Income Taxes             83,022           (35,400)          159,984            26,450

Income tax expense                            (1,250)           (1,250)           (2,500)           (2,500)
                                         -----------       -----------       -----------       -----------
Net Income (Loss)                        $    81,772       ($   36,650)      $   157,484       $    23,950
                                         ===========       ===========       ===========       ===========

                                         ===========       ===========       ===========       ===========
BASIC INCOME (LOSS) PER SHARE            $       .06       ($      .03)      $       .12       $       .02
                                         ===========       ===========       ===========       ===========
DILUTIVE INCOME (LOSS) PER SHARE         $       .05       ($      .03)      $       .10       $       .02
                                         ===========       ===========       ===========       ===========


(1) Net earnings (loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:


                                                Basic            Dilutive
     Six months ended September 30, 2000       1,358,984        1,560,461
     Six months ended September 30, 1999       1,356,425        1,356,425

     Three months ended September 30, 2000     1,360,195        1,565,130
     Three months ended September 30, 1999     1,356,425        1,356,425


See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended
                                                                     September 30
                                                                  2000             1999
                                                              -----------       -----------
CASH FLOW-OPERATING ACTIVITIES
       Net Income                                             $   157,484       $    23,950
       Adjustments
           Depreciation                                           428,148           513,017
           Other                                                  (85,815)           89,515
           Decrease in trade receivables                          506,719            71,465
           (Decrease) Increase in customer deposits              (356,633)          755,582
           Other-net                                             (235,873)          (69,391)
                                                              -----------       -----------
               Net cash provided by operating activities          414,030         1,384,138

CASH FLOW-INVESTING ACTIVITIES
        Property and equipment additions                         (148,482)         (225,288)
        Net proceeds from sale of assets                           36,045                 0
                                                              -----------       -----------
                 Net cash used by investing activities           (112,437)         (225,288)

CASH FLOW-FINANCING ACTIVITIES
        Advances-Line of credit                                                    (446,547)
        Advances-Long term borrowing                              400,000
        Payments-Long term borrowing                             (665,170)         (380,655)
        Common stock options exercised                              1,425
                                                              -----------       -----------
                 Net cash used by financing activities           (263,745)         (827,202)
                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH                               $    37,848       ($  331,648)
                                                              ===========       ===========


CASH AT BEGINNING OF PERIOD                                     1,132,890           316,150

CASH AT END OF PERIOD                                           1,170,738           647,798


       See notes to unaudited condensed consolidated financial statements.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Interim Financial Statements

         The consolidated balance sheet as of September 30, 2000, the consolidated statement of operations for the three and six month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flow for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments which consisted of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in statement of cash flow at September 30, 2000 and for all periods presented have been made.

         Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 annual report to shareholders. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results for the full year.

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

2.       Earnings/(Loss) Per Common Share

         The number of shares used in the calculations of EPS are as follows:


                                                               Three months Ended              Six Months Ended
                                                                    September                       September
                                                                2000           1999           2000          1999
Weighted average number of common shares used in
   basic EPS                                                 1,360,195      1,356,425      1,358,984      1,356,425
Effect of dilutive stock options                               204,935           --          201,477           --
                                                             ---------      ---------      ---------      ---------
Weighted average number of common shares and
   dilutive potential common stock used in diluted  EPS      1,565,130      1,356,425      1,560,461      1,356,425


Antidilutive options and warrants totaling 242,000 shares were not included in the computation of diluted earnings per share for the six month period ended September 30, 2000. All such options and warrants were antidilutive for the corresponding period of the prior year.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS
Operating cash requirements for the first six months of fiscal 2001 were met from cash flow from operations and utilization of the cash reserves from March 31, 2000. Net cash provided by operations went from $1,384,138 to $414,030 which is a decline of $970,108. This change was due primarily to the timing of customer deposits, receivables and the decline in sales as discussed below.

On April 20, 2000 the Company entered into a financing agreement with Fidelity Bank which consists of a $1,000,000 working capital line of credit expiring May 2001, a $400,000 equipment purchases line of credit expiring January 2001, and a $400,000 term note due in monthly installments through April 2004. Interest on all loans outstanding under the financing agreement is based on prime plus .5%. The $400,000 equipment line of credit was not utilized during the six months ended September 30, 2000. The financing is secured by substantially all of the Company's assets. Proceeds from the new term note were used to retire the Nations Credit term note due April 24, 2000.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the six months ended September 30, 2000 of $4,030,238 compare with sales of $5,243,550 for corresponding period of the prior year, a 23.1% decrease. The net sales decrease of $1,213,312 is attributable to the closing of the Dallas facility and last year's completion of the Company's Department of Defense contract work.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 2000 totaled $3,313,196 as compared to a cost of sales of $4,163,407 in the corresponding period of the prior year. This decrease in the cost of sales of $850,211 is the result of reduced sales. The decrease in the cost of sales consists of decreases in variable costs, affected by the decline in sales, and a continued decrease in fixed costs such as payroll, depreciation and general overhead, a portion of which is attributable to the closing of the Dallas facility. Also contributing to the decrease was a rebate from the State of Minnesota for expenses incurred in a prior period in the amount of $71,500. This rebate was for television productions that were done in the state of Minnesota. The cost of sales as a percent to sales increased to 82% for the six months ended September 30, 2000 from 79% for the same period in the prior year. This increase is due to the declining sales in relation to the fixed costs in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2000 totaled $537,215, as compared to $750,003 in the corresponding period of the prior year, a decrease of $212,788, or 28.4%. The closing of the Dallas facility accounted for an estimated forty-six percent (46%) of the reduction. Reduced expenses for legal fees associated with a lawsuit the company settled in May 2000 coupled with decreased salary and general overhead expenses accounted for the remainder of the savings.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 2000 totaled $98,087 compared with expense of $275,426 in the corresponding period of the prior year, a decrease of $177,339, or 64%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 2000, the Company had a valuation allowance of $936,000 on the deferred tax assets. Income tax expense of $2,500 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes profits. A portion of these deferred tax benefits were utilized for the two periods ended September 30, 2000 and March 31, 2000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended September 30, 2000 of $2,006,379 compare with sales of $2,550,181 for corresponding period of the prior year, a 21.3% decrease. The net sales decrease of $543,802 is attributable to the closing of the Dallas facility and last year's completion of the Company's Department of Defense contract work.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 2000 totaled $1,633,405 as compared to a cost of sales of $2,043,705 in the corresponding period of the prior year. This decrease in the cost of sales of $410,300 is the result of reduced sales. The decrease in the cost of sales consists of decreases in variable costs, affected by the decline in sales, and a continued decrease in fixed costs such as payroll, depreciation and general overhead, a portion of which is attributable to the closing of the Dallas facility. Also contributing to the decrease was a rebate from the State of Minnesota for expenses incurred in a prior period in the amount of $71,500. This rebate was for television productions done in the State of Minnesota. The cost of sales as a percent to sales increased to 81.4% for the three months ended September 30, 2000 from 80.1% for the same period in the prior year.
This increase is due to the declining sales in relation to the fixed costs in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2000 totaled $269,000, as compared to $374,628 in the corresponding period of the prior year, a decrease of $105,628, or 28.2%. The closing of the Dallas facility accounted for an estimated forty-three percent (43%) of the reduction. Reduced expenses for legal fees associated with a lawsuit the company settled in May 2000 coupled with decreased salary and general overhead expenses accounted for the remainder of the savings.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2000 totaled $36,963 compared with expense of $133,117 in the corresponding period of the prior year, a decrease of $96,154, or 72%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 2000, the Company had a valuation allowance of $936,000 on the deferred tax assets. Income tax expense of $1,250 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes profits. A portion of these deferred tax benefits were utilized for the two periods ended September 30, 2000 and March 31, 2000.

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

                                     PART II



Item 1.  Legal Proceedings.

On September 28, 2000, Vadim Branitski, a former employee, filed a complaint against the Registrant in Federal District Court for the District of Minnesota alleging age discrimination under the federal Age Discrimination in Employment Act and seeking damages in excess of $75,000. The Registrant filed an answer to the complaint on October 23, 2000. The Registrant believes that the claim is without merit and intends to vigorously defend its position.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Registrant's shareholders was held on August 25, 2000.

(b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 1,300,596 shares in favor, with 1,943 shares against, 505 shares abstaining and 0 shares represented by broker nonvotes.

(c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

         Nominee                 Number of Votes For    Number of Votes Withheld
         --------                -------------------    ------------------------
         Dean Bachelor                1,292,144                  10,900
         Ronald V. Kelly              1,292,144                  10,900
         Steven Lose                  1,292,144                  10,900
         John C. McGrath              1,291,444                  11,600
         Gerald W. Simonson           1,292,144                  10,900
         Phillip A. Staden            1,292,144                  10,900



Item 6.  Exhibits and Reports on Form 8-K

a)Exhibits
    27. Financial Data Schedule


b) Reports on Form 8-K
      None

                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000             Broadview Media, Inc.

                                    (Registrant)

                                    By:  /s/ Phillip A. Staden
                                         Phillip A. Staden
                                         President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #                  Description

27                         Financial Data Schedule