Form 10QSB
period 2000-12-31
BROADVIEW MEDIA INC
filed 2001-02-14
CIK 73048

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                DECEMBER 31, 2000
                             Commission File Number
                                     0-8505

                              BROADVIEW MEDIA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota                                            41-0641789
(State or other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification Number)

4455 West 77th Street
Minneapolis, MN                                      55435
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

                                    Yes  X              No
                                       -----              -----
1,362,426 shares of $.01 par value common stock were outstanding at February 1, 2001.

Transitional Small Business Disclosure Format (Check One):

                                    Yes                 No  X
                                       -----              -----

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2000


PART I         Financial Information

    Item 1.  Financial Statements                                       Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets:
         December 31, 2000 and March 31, 2000                               3

         Condensed Consolidated Statements of Operations:
         Three and Nine months Ended December 31, 2000 and 1999             4

         Condensed Consolidated Statements of Cash Flow:
         Nine months Ended December 31, 2000 and 1999                       5

         Notes to Condensed Consolidated Financial Statements               6

    Item 2.  Management Discussion and Analysis                             7- 9

PART II        Other Information

    Item 1.  Legal Proceedings                                              10

    Item 6.  Exhibits and Reports on Form 8-K                               10

                                     Part I
                     Broadview Media, Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                             December 31             March 31
                                                                                2000                   2000
Assets                                                                       (Unaudited)                 *
Current Assets
      Cash                                                                  $ 1,032,769            $ 1,132,890
      Cash Restricted                                                                                    3,698
      Trade accounts receivable less doubtful accounts
        reserve of $120,068 and $38,999, respectively                         1,317,411              1,850,699
      Refundable income taxes                                                                           13,632
      Other assets                                                              140,765                130,336
                                                                            -----------            -----------
Total Current Assets                                                          2,490,945              3,131,255
Property and Equipment
      Leasehold improvements                                                    640,445                622,353
      Machinery and equipment                                                12,459,135             12,223,977
                                                                            -----------            -----------
                                                                             13,099,580             12,846,330
      Less: accumulated depreciation                                         11,524,101             10,881,312
                                                                            -----------            -----------
                                                                              1,575,479              1,965,018

Other Assets                                                                     60,713                128,407
                                                                            -----------            -----------

                                                                            -----------            -----------
Total Assets                                                                $ 4,127,137            $ 5,224,680
                                                                            ===========            ===========

Liabilities and Stockholders' Equity
Current Liabilities
      Current maturities of long term debt and capital leases               $   386,748            $   396,722
      Trade accounts payable                                                    183,566                306,231
      Commissions, salaries and withholding                                     204,454                206,837
      Miscellaneous payables and accrued expenses                               390,634                243,782
      Deferred Gain-Short Term                                                   62,376                 62,376
      Customer deposits                                                         923,067              1,385,769
                                                                            -----------            -----------
Total Current Liabilities                                                     2,150,845              2,601,717

Deferred Gain-Long Term                                                          31,429                 78,212
Long Term Debt and Capital Leases, less current maturities                      734,706              1,052,869

Stockholders' Equity
      Common stock                                                               13,625                 13,578
      Additional paid-in capital                                                579,629                577,680
      Retained earnings                                                         616,903                900,624
                                                                            -----------            -----------
                                                                              1,210,157              1,491,882
                                                                            -----------            -----------
Total Liabilities and Equity                                                $ 4,127,137            $ 5,224,680
                                                                            ===========            ===========

* The balance sheet at March 31, 2000 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months Ended                     Nine months Ended
                                                         December 31                           December 31
                                                   2000               1999               2000               1999
                                               ------------------------------        ------------------------------
Net Sales                                      $ 1,961,070        $ 2,265,798        $ 5,991,308        $ 7,509,348

Cost of products and services sold               1,633,220          1,750,229          4,946,416          5,913,635
                                               -----------        -----------        -----------        -----------
Gross Profit                                       327,850            515,569          1,044,892          1,595,713

Selling, general and administrative                746,992            310,721          1,284,207          1,104,498
                                               -----------        -----------        -----------        -----------
Operating Income (Loss)                           (419,142)           204,848           (239,315)           491,215

Other income (expense)
    Miscellaneous income                            13,943            257,367             56,139            272,876
    Gain on sale of equipment                                                             36,045
    Interest expense                               (34,753)          (122,460)          (132,840)          (397,886)
                                               -----------        -----------        -----------        -----------
         Total other income (expense), net         (20,810)           134,907            (40,656)          (125,010)

Income (Loss) Before Income Taxes                 (439,952)           339,755           (279,971)           366,205

Income tax expense                                  (1,250)            (1,250)            (3,750)            (3,750)
                                               -----------        -----------        -----------        -----------
Net Income (Loss)                              $  (441,202)       $   338,505        $  (283,721)       $   362,455
                                               ===========        ===========        ===========        ===========

BASIC INCOME (LOSS) PER SHARE                  $      (.32)       $       .25        $      (.21)       $       .27
                                               ===========        ===========        ===========        ===========
DILUTIVE INCOME (LOSS) PER SHARE               $      (.32)       $       .24        $      (.21)       $       .26
                                               ===========        ===========        ===========        ===========


     (1) Net earnings (loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:


                                                      Basic               Dilutive
     Nine months ended December 31, 2000              1,362,426           1,362,426
     Nine months ended December 31, 1999              1,356,425           1,385,680

     Three months ended December 31, 2000             1,362,426           1,362,426
     Three months ended December 31, 1999             1,356,425           1,385,680


See notes to unaudited condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                              Nine months Ended
                                                                                 December 31
                                                                            2000             1999
                                                                       ----------------------------
CASH FLOW-OPERATING ACTIVITIES
       Net Income (Loss)                                               $  (283,721)     $   362,455
       Adjustments
           Depreciation                                                    642,789          755,938
           Other                                                            71,589          120,736
           Decrease in trade receivables                                   533,288          666,330
           (Decrease) Increase in customer deposits                       (462,702)         132,143
           Other-net                                                       (58,018)        (832,388)
                                                                       -----------      -----------
               Net cash provided by operating activities                   443,225        1,205,214

CASH FLOW-INVESTING ACTIVITIES
        Property and equipment additions                                  (253,250)        (475,620)
        Net proceeds from sale of assets                                    36,045          775,889
                                                                       -----------      -----------
                 Net cash provided (used) by investing activities         (217,205)         300,269

CASH FLOW-FINANCING ACTIVITIES
        Advances (payments)-Line of credit                                                 (325,406)
        Advances-Long term borrowing                                       400,000
        Payments-Long term borrowing                                      (728,137)      (1,038,962)
        Common stock options exercised                                       1,996
                                                                       -----------      -----------
                 Net cash used by financing activities                    (326,141)      (1,364,368)
                                                                       -----------      -----------
NET INCREASE (DECREASE) IN CASH                                        $  (100,121)     $   141,115
                                                                       ===========      ===========

CASH AT BEGINNING OF PERIOD                                              1,132,890          316,150

CASH AT END OF PERIOD                                                    1,032,769          457,265


       See notes to unaudited condensed consolidated financial statements.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Interim Financial Statements
    The consolidated balance sheet as of December 31, 2000, the consolidated statement of operations for the three and nine month periods ended December 31, 2000 and 1999 and the condensed consolidated statements of cash flow for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments which consisted of only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in statement of cash flow at December 31, 2000 and for all periods presented have been made.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 annual report to shareholders. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results for the full year.

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

2.  Earnings/(Loss) Per Common Share
    The number of shares used in the calculations of EPS are as follows:



                                                                 Three months Ended              Nine months Ended
                                                                     December 31                    December 31
                                                                 2000           1999             2000          1999
Weighted average number of common shares used in
   basic EPS                                                  1,362,426       1,356,425       1,362,426       1,356,425
Effect of dilutive stock options                                     --          29,255              --          29,255
                                                              ---------       ---------       ---------       ---------
Weighted average number of common shares and
   dilutive potential common stock used in diluted EPS        1,362,426       1,385,680       1,362,426       1,385,680


All options and warrants were antidilutive for the nine month period ending December 31, 2000. Antidilutive options and warrants totaling 587,745 shares were not included in the computation of diluted earnings per share for the nine month period ended December 31, 1999.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS
Operating cash requirements for the first nine months of fiscal 2001 were met from cash flow from operations and utilization of the cash reserves from March 31, 2000. Net cash provided by operations went from $1,205,214 to $443,225 which is a decline of $761,989. This change was due primarily to the timing of customer deposits, receivables and the decline in sales as discussed below.

On April 20, 2000 the Company entered into a financing agreement with Fidelity Bank which consists of a $1,000,000 working capital line of credit expiring May 2001, a $400,000 equipment purchases line of credit expiring January 2001 (is currently pending renewal), and a $400,000 term note due in monthly installments through April 2004. Interest on all loans outstanding under the financing agreement is based on prime plus .5%. The $400,000 equipment line of credit and the working capital line of credit were not utilized during the nine months ended December 31, 2000. The financing is secured by substantially all of the Company's assets. Proceeds from the new term note were used to retire the Nations Credit term note due April 24, 2000.

It is suggested that the Company's annual report to shareholders be read for more detail as to the Company's overall financial position.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the nine months ended December 31, 2000 of $5,991,308 compare with sales of $7,509,348 for corresponding period of the prior year, a 20.2% decrease. The net sales decrease of $1,518,040 is attributable to the closing of the Dallas facility, last year's completion of the Company's Department of Defense contract work, and a loss of corporate customers who have developed their own in-house capabilities made possible by a dramatic reduction in the cost of production and post-production equipment.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the nine months ended December 31, 2000 totaled $4,946,416 as compared to a cost of sales of $5,913,635 in the corresponding period of the prior year. The decrease in the cost of sales consists of decreases in variable costs (affected by the decline in sales) and a continued decrease in fixed costs such as payroll, depreciation and overhead, a portion of which is attributable to the closing of the Dallas facility. Also contributing to the decrease was a rebate from the State of Minnesota for expenses incurred in a prior period in the amount of $71,500. This rebate was for television productions that were done in the state of Minnesota. The cost of sales as a percent to sales increased to 82.6% for the nine months ended December 31, 2000 from 78.8% for the same period in the prior year. This increase is due to the declining sales in relation to the fixed costs in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended December 31, 2000 totaled $1,284,207, as compared to $1,104,498 in the corresponding period of the prior year, an increase of $179,709, or 16%. Selling, general and administrative expenses decreased by approximately $125,000 due to the closing of the Dallas facility in November 1999. Selling, general and administrative increased by approximately $174,000 for the estimated cost of the separation agreement with the Company's former president, with the remaining increase primarily attributable to professional fees and other costs related to this and ongoing litigation.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 2000 totaled $132,840 compared with $397,886 in the corresponding period of the prior year, a decrease of $265,046, or 66.6%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 2000, the Company had a valuation allowance of $936,000 on the deferred tax assets. Income tax expense of $3,750 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes profits. A portion of these deferred tax benefits were utilized during the period ended March 31, 2000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES
Sales for the three months ended December 31, 2000 of $1,961,070 compare with sales of $2,265,798 for the corresponding period of the prior year, a 13% decrease. The net sales decrease of $304,728 is attributable to the closing of the Dallas facility and a loss of corporate customers who have developed their own in-house capabilities made possible by a dramatic reduction in the cost of production and post-production equipment.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended December 31, 2000 totaled $1,633,220 as compared to a cost of sales of $1,750,229 in the corresponding period of the prior year. The decrease in the cost of sales consists of decreases in variable costs (affected by the decline in sales) and a continued decrease in fixed costs such as payroll, depreciation and overhead, a portion of which is attributable to the closing of the Dallas facility. The cost of sales as a percent to sales increased to 83.3% for the three months ended December 31, 2000 from 77.2% for the same period in the prior year. This increase is due to the declining sales in relation to the fixed costs in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 2000 totaled $746,992, as compared to $310,721 in the corresponding period of the prior year, an increase of $436,271, or 140%. Selling, general and administrative expenses decreased by approximately $27,000 due to the closing of the Dallas facility in November 1999. Selling, general and administrative increased by approximately $174,000 for the estimated cost of the separation agreement with the Company's former president, with the remaining increase primarily attributable to professional fees and other costs related to this and ongoing litigation.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2000 totaled $34,753 compared with expense of $122,460 in the corresponding period of the prior year, a decrease of $87,707, or 71.6%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE (CREDIT)
During the year ended March 31, 2000, the Company had a valuation allowance of $936,000 on the deferred tax assets. Income tax expense of $1,250 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes profits. A portion of these deferred tax benefits were utilized during the period ended March 31, 2000.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
   None

b) Reports on Form 8-K
   None







                                   Signatures

Pursuant to the requirements of he Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2001             Broadview Media, Inc.

                                    (Registrant)

                                    By: /s/ Kenneth Ritterspach
                                        ----------------------------------------
                                        Kenneth Ritterspach
                                        President and Chief Operating Officer

                                    By: /s/ Dean Bachelor
                                        ----------------------------------------
                                        Dean Bachelor
                                        Chief Executive Officer and
                                        Chief Financial Officer