Form 10KSB40
period 2001-03-31
BROADVIEW MEDIA INC
filed 2001-07-02
CIK 73048

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-KSB

                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                              Commission File
ended March 31, 2001                                             Number: 0-8505

                              BROADVIEW MEDIA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

      Minnesota                                                 41-0641789
------------------------                                  ----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

               4455 West 77th Street
               Minneapolis, Minnesota                            55435
      ----------------------------------------                 ----------
      (Address of principal executive offices)                 (Zip code)

                         Telephone Number: 952-835-4455

                                 --------------

Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, par value $.01

                                 --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended March 31, 2001 were $8,096,078.

         The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 06, 2001 was approximately $1,106,000 (based upon the closing sale price of the registrant's Common Stock on such date).

         Shares of $.01 par value Common Stock outstanding at June 22, 2001:
1,402,426

================================================================================

                                 --------------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2001 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                 --------------

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               -----      -----

Introduction

         Broadview Media, Inc. and its subsidiary, Broadview Media/Chicago, Inc., are referred to herein as the "Registrant" unless the context indicates otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business.

         Broadview Media, Inc. (the "Registrant" and "the Company"), a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970. Registrant provides a complete line of media related services from concept development to production services through distribution to clientele throughout the United States.

         On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.

         During fiscal 2001, the Company has made a concerted effort to become less dependent on a small number of clients, and instead, invest resources in the development of two new business efforts. The Creative Services Group has grown during the year to represent 7.2% of the Company's revenues in fiscal 2001. The Creative Services Group delivers innovative, turnkey media solutions for clients by combining broadcast capabilities and experience with creative development. These solutions include marketing strategies, copy writing, branding, creative concepting and complete production services for all traditional and alternative media sources. Also, the Company is developing a new business division, Interactive Services. See Status of New Products or Services below.

         Each year since fiscal 1986, until 2000, the Registrant derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993, the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the fourth of which has been exercised by the Government. The Company completed its final contract year of a five-year contract with the Defense Department in fiscal 2000.

         The Registrant has significant business operations involved in the development and creation of programming for the cable and network television markets. The Registrant currently has three shows in production; two of the shows have multiple season renewals in concurrent production.

         During the quarter ending December 31, 1999 the Company sold its building in Dallas, TX. The sale closed on November 23, 1999. The Company also announced that in conjunction with the sale of its building in Dallas, the Company decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years. For the fiscal year ended March 31, 1999, the Dallas subsidiary had sales of $574,000 and a loss from operations of

$442,000. For the nine month period ended December 31, 1999, the Dallas subsidiary had sales of $324,704 and a loss from operations of $193,000. The Company has redistributed some of the equipment of the Dallas operation to its other facilities, and some of the equipment has been sold. The proceeds from the building and equipment sales was used to pay down the Company's bank debt. The Company realized $275,153 of gain on the sale of the building. See "Management's Discussion and Analysis" in the Registrants' 2001 Annual Report to Shareholders.


Narrative Description of Business.

         Principal Products and Services. The Registrant is engaged in the creation and production of a wide range of communication products, primarily video and film based. The Registrant produces advertising commercials, industrial, educational programs, programming for cable broadcast, and fee-for-service electronic retailing (infomercials). The Registrant offers services in all phases of production including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has four studios with a total stage area of approximately 9,500 square feet and operates fourteen post-production suites to provide editing, graphics design and audio services. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

         Markets and Distribution. The Registrant sells its services as a producer of a wide range of communication products to corporations, advertising agencies and other users of production services.. Customers are located throughout the United States although a majority of those purchasing the Registrant's services are located in the north central portion of the United States. The Registrant's primary sales are due to marketing efforts by two salespersons as well as contacts by other key management. The Registrant sells programming and creative content services to the broadcast networks and cable television operators throughout the country.

         Status of New Products or Services. In fiscal 2001, the Registrant created an additional department, Interactive Services, to extend content creation capabilities beyond the Registrant's traditional form of media: television, film/video production and radio. See Management Discussion and Analysis.

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

         Dependence on One or a Few Customers. The Registrant derived approximately 65.5% of its revenues in fiscal 2001 from two customers, HGTV and Tribune Entertainment and 43.8% in fiscal 2000.

         Since fiscal 1986, until 2000, a significant portion of the Registrant's revenue was derived from twelve-month requirement contracts and renewals awarded to the Registrant by the U.S. Department of Defense for the production of radio and television spot announcements meeting the requirements of the Armed Forces Information Service/Armed Forces Radio and Television Service. The original contract, awarded in October 1984, provided for four consecutive one-year renewal options by the Department of Defense, all of which were exercised by the Government. The subsequent contract, awarded to the Registrant in January, 1990, covered the Department's same requirements and provided for three one-year renewal options by the Department of Defense, all of which were exercised by the Government. In August 1993, the Registrant was awarded a new contract by the Department of Defense for the Department's same requirements. The contract provides for four consecutive one-year renewal options by the Department of Defense after the initial year of the contract. The initial year and the first renewal year of the contract each amounted to revenues of $2,600,000. The second renewal year amounted to $2,250,000 of revenues. The third year renewal was exercised for $2,250,000. The fourth renewal year was exercised for $2,500,000. On August 19, 1998 the Company was notified that it did not receive a renewal of its Department of Defense (DOD) contract. It is worthwhile to note that under the agreement there are two vendors, of which we were one, separately servicing the Department of Defense contract. Neither of the incumbents was awarded the new contract.

         In fiscal 2001, 2000 and 1999, government contract revenue accounted for 0.0%, 5.8% and 21.0% respectively, of total revenue.

         Patents, Trademarks, Etc. The Registrant claims common law trademark rights in its name, Broadview Media, Inc., and its subsidiary's name. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

         Government Approvals. The Registrant is not currently required to obtain government approval of its products or services.

         Effect of Governmental Regulations. The Registrant does not believe that any existing or proposed governmental regulations will have a material effect upon its business.

         Research and Development. In fiscal 2001, the Registrant expensed approximately $17,000 on research activities relating to the development of new products and services, primarily in the area of new media and entertainment programming. In fiscal 2000, the Registrant expensed approximately $2,500 on research activities relating to the development of new products and services.

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

         Employees. At June 22 , 2001, the Registrant employed 43 full time and 2 part time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant's principal properties, portions of which are subleased, are as follows:

====================================================================================================================
            Location                   General Description                      Manner of Ownership
--------------------------------------------------------------------------------------------------------------------
4455 West 77th Street              20,000 square feet; office     Leased with lease expiring June 30, 2006. See
Minneapolis, Minnesota             and production facility.       Notes 5 and 8 to Consolidated Financial
                                                                  Statements.
--------------------------------------------------------------------------------------------------------------------
4000 West 76th Street              13,000 square feet; office     Leased with lease expiring June 30, 2001. Letter
Minneapolis, Minnesota             and production facility. The   Agreement for month-to-month rental beginning
                                   Company subleases the space    July 1, 2001 with 90 day advance notice to
                                   to another party, which        terminate. See Notes 5 and 8 to Consolidated
                                   expires on June 30, 2001.      Financial Statements
--------------------------------------------------------------------------------------------------------------------
142 E. Ontario Street              7,500 square feet; office      Leased with lease expiring April, 2002.
Chicago, Illinois                  and production facility.       Sub-rental expires June 30, 2000. See Note 5 to
                                   Sub-rental of 2,250 square     Consolidated Financial Statements
                                   feet of office space.
--------------------------------------------------------------------------------------------------------------------
81 South Ninth Street              5,000 square feet; office.     Leased with lease expiring October 31, 2001. See
Minneapolis, Minnesota             The company no longer          Note 5 to Consolidated Financial Statements
                                   occupies the space but
                                   leases to another party.
====================================================================================================================

         On June 24, 1998, the Registrant entered into a sale-leaseback transaction with Lindue LLC, a Minnesota limited liability company owned by a former member of the Registrant's Board of Directors, of the two parcels of land and buildings located at 4000 West 76th Street and

4455 West 77th Street. Proceeds from the sale-leaseback were $1.6 million (see
Note 8 to the financial statements for additional details).

         Under the terms of the non-cancelable lease for the property at 4455 West 77th Street, which commenced June 1998 and was to terminate June 30, 2001, monthly rent increased yearly by 2.5% on April 1. On January 3, 2000, this lease was extended through June 30, 2006 at $10,224 per month; starting July 1, 2001, monthly rent will be $11,010.

         Under the terms of the non-cancelable lease for the property at 4000 West 76th Street that commenced June 1998 and terminates June 30, 2001, monthly rent was $6,390 for the first nine months and increased yearly by 2.5% on April
1. The Registrant has entered into arrangements with the owner of this building which will permit the Registrant to have access to studio and other facilities for a fee of $3,000 per month on a month-to-month basis with a 90-day termination notice.

         The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.


ITEM 3.  LEGAL PROCEEDINGS

         On September 28, 2000, Vadim Branitski, a former employee, filed a complaint against the Registrant in Federal District Court for the District of Minnesota alleging age discrimination under the federal Age Discrimination in Employment Act and seeking damages in excess of $75,000. The Registrant filed an answer to the complaint on October 23, 2000. Discovery has commenced, but no trial date has been set. The Plaintiff has submitted a written demand for $300,000 to settle the suit; however, the Registrant has rejected the offer and intends to vigorously defend itself.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2001 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2001 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 6 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2001 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appears in the Registrant's 2001 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (None)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

====================================================================================================================
          Name of               Age     Present Position(s)                  Business Experience
     Executive Officer          ---            with                          -------------------
                                            Registrant
--------------------------------------------------------------------------------------------------------------------
Dean Bachelor                   52     CEO, Chairman of       Founder and managing partner of the Platinum Group,
                                       Board of Directors     a Twin Cities based management and merchant banking
                                                              firm; 1981 to present. Also has served as CEO of
                                                              numerous firms and adjunct faculty member at several
                                                              colleges.
--------------------------------------------------------------------------------------------------------------------
Kenneth Ritterspach             59     President              Elected President of Registrant on February 9,
                                                              2001.  25 years of operations experience as a senior
                                                              executive in both manufacturing and service
                                                              businesses.  Consultant with the Platinum Group
                                                              since 1999; Vice President of Operations, Viking
                                                              Electric Supply 1998-99; Consultant Franklin Covey
                                                              Company 1993-98.
--------------------------------------------------------------------------------------------------------------------
Nancy L. Reid                   52     Vice-President         Vice-President of Registrant since October 20, 1997.
                                                              Currently General Manager of the Registrant's
                                                              Chicago subsidiary. Vice-President of Media Tech, a
                                                              video duplication company, from March 1994 to
                                                              January 1997. Vice-President of Jan Hughes
                                                              Productions, a film and video production company
                                                              from October 1993 to March 1994. Sales and Marketing
                                                              manager of Editel, Inc., a nationally recognized
                                                              post-production facility, from August 1984 to
                                                              October 1993.
--------------------------------------------------------------------------------------------------------------------
Michael D. Smith                52     Vice-President         Vice-President of Registrant since 1998. Executive
                                                              Producer of the Registrant since 1993. Independent
                                                              Producer from 1984 through 1993.
====================================================================================================================

There are no family relationships among any of the Registrant's directors or executive officers.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors" and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2001 fiscal year end in connection with the Registrant's 2001 annual meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2001 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2001 annual meeting of shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 2001 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.  See "Exhibit Index" on page following signatures.

         (b)   Reports on Form 8-K.

         ---No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 2001 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BROADVIEW MEDIA, INC.
                                         (the "Registrant")


                                        By
                                           -------------------------------------
Date:  June 29, 2001                       Kenneth C. Ritterspach, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints KENNETH C. RITTERSPACH and DEAN BACHELOR his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

====================================================================================================================

                     Signature                                       Title                           Date

--------------------------------------------------------------------------------------------------------------------
                                                               CEO and Director                  June 29, 2001
                   Dean Bachelor                        (principal executive officer)

--------------------------------------------------------------------------------------------------------------------
                                                                   President                     June 29, 2001
              Kenneth C. Ritterspach                      (principal financial and
                                                             accounting officer)
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

                  John C. McGrath                                  Director                      June 29, 2001

--------------------------------------------------------------------------------------------------------------------

                    Steve Lose                                     Director                      June 29, 2001

--------------------------------------------------------------------------------------------------------------------

                  Ronald V. Kelly                                  Director                      June 29, 2001

--------------------------------------------------------------------------------------------------------------------

                Gerald W. Simonson                                 Director                      June 29, 2001

--------------------------------------------------------------------------------------------------------------------

====================================================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)

                                  ------------

                                 EXHIBIT INDEX
                                       For
                        Form 10-KSB for 2001 fiscal year

                                  ------------

====================================================================================================================
      Exhibit
--------------------------------------------------------------------------------------------------------------------
        3           Registrant's Articles of Incorporation and Bylaws
--------------------------------------------------------------------------------------------------------------------
       3.1          Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Annual  Report on Form 10-KSB for the fiscal year ended March
                    31, 2000*
--------------------------------------------------------------------------------------------------------------------
       3.2          Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*
--------------------------------------------------------------------------------------------------------------------
       4.1          Rights Agreement dated as of July 31, 1998 between the Registrant and American
                    Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:

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

                        C.   Form of Right Certificate

                    incorporated by reference to Exhibit 1 to the Registrant's
                    Form 8-A Registration Statement filed September 4, 1998.
--------------------------------------------------------------------------------------------------------------------
       10           Registrant's Material Contracts
--------------------------------------------------------------------------------------------------------------------
       10.1         Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago,
                    Illinois--incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                    10-KSB for the fiscal year ended March 31, 1994*
====================================================================================================================


* Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

====================================================================================================================
       10.2         Lease, dated June 17, 1991, covering facilities at 81 South Ninth Street, Minneapolis,
                    Minnesota--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form
                    10-K for the fiscal year ended March 31, 1991*
--------------------------------------------------------------------------------------------------------------------
       10.3**       1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit
                    10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*
--------------------------------------------------------------------------------------------------------------------
       10.4         Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Director incorporated by reference to Exhibit 10.5 at the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999*
--------------------------------------------------------------------------------------------------------------------
       10.5         Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1996*
--------------------------------------------------------------------------------------------------------------------
       10.6         Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes - incorporated by reference to
                    Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended
                    September 30, 1996*
--------------------------------------------------------------------------------------------------------------------
       10.7         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis, MN - incorporated by reference to Exhibit
                    10.28 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31,
                    1998.*
--------------------------------------------------------------------------------------------------------------------
       10.8         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN - incorporated by reference to Exhibit
                    10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31,
                    1998.*
--------------------------------------------------------------------------------------------------------------------
       10.9         Working Capital Line of Credit, dated April 20, 2000, between Registrant and Fidelity Bank incorporated by Reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2000.
--------------------------------------------------------------------------------------------------------------------
      10.10         Equipment Purchases Line of Credit, dated April 20, 2000, between Registrant and Fidelity Bank incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 2000.
--------------------------------------------------------------------------------------------------------------------
      10.11         Term Loan, dated April 20, 2000, between Registrant and Fidelity Bank incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    2000.
--------------------------------------------------------------------------------------------------------------------
      10.12         Notice to Extend Lease, dated January 3, 2001, between Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN.
--------------------------------------------------------------------------------------------------------------------
        11          Statement  Regarding  Computation of Per Share Earnings.  The required  information is included in Note 1 of Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------------------------------------------
        13          Annual Report to Shareholders.  The portions of the Registrant's 2001 Annual Report to
                    Shareholders that are incorporated in this Form 10-KSB by reference
--------------------------------------------------------------------------------------------------------------------
        21          Subsidiaries of the Registrant
                                      Name                                             State of Incorporation
                    -----------------------------------------------------       ------------------------------------
                    Broadview Media/Chicago, Inc.                                           Minnesota
--------------------------------------------------------------------------------------------------------------------
        23          Consent.
--------------------------------------------------------------------------------------------------------------------
       23.1         Consent of Boulay, Heutmaker, Zibell & Co., PLLP
--------------------------------------------------------------------------------------------------------------------
        24          Power of Attorney.  Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB
====================================================================================================================

* Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.