Form 10KSB40/A
period 2001-03-31
BROADVIEW MEDIA INC
filed 2001-07-17
CIK 73048

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


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

         Shares of $.01 par value Common Stock outstanding at June 22, 2001:
1,402,426

================================================================================

         The Registrant is filing this Amendment to its Form 10-KSB for the fiscal year ended March 31, 2001 in order to make certain typographical, reclassification or other corrections in the Financial Review and Selected Consolidated Financial Data set forth in Exhibit 13; however, none of such corrections resulted in any changes to the audit financial statements included in Exhibit 13.


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

                                        BROADVIEW MEDIA, INC.
                                          (the "Registrant")



                                        By  /s/ Kenneth C. Ritterspach
                                           -------------------------------------
Date:  July 16, 2001                        Kenneth C. Ritterspach, President

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)

                                  ------------


                                 EXHIBIT INDEX
                                       For
                   Form 10-KSB/A (No. 1) for 2001 fiscal year


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