Form 10QSB
period 2001-06-30
BROADVIEW MEDIA INC
filed 2001-08-14
CIK 73048

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2001
                             Commission File Number
                                     0-8508

                              BROADVIEW MEDIA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Minnesota                                  41-0641789
     -------------------------------                 ----------------------
     (State or other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                 Identification Number)

        4455 West 77th Street
           Minneapolis, MN                                  55435
        ---------------------                             ----------
        (Address of Principal                             (Zip Code)
          Executive Offices)

         Issuer's telephone number including Area Code: 952-835-4455
                                                       --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

1,402,426 shares of $.01 par value common stock were outstanding at July 23, 2001.

Transitional Small Business Disclosure Format (Check One):

                               Yes [ ]   No [X]


================================================================================

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2001



                                                                                     Page No.
                                                                                     --------
PART I Financial Information

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets:
            June 30, 2001 and March 31, 2001                                            3

            Condensed Consolidated Statements of Operations:
            Three Months Ended June 30, 2001 and 2000                                   4

            Condensed Consolidated Statements of Cash Flow:
            Three Months Ended June 30, 2001 and 2000                                   5

            Notes to Condensed Consolidated Financial Statements                        6

    Item 2. Management Discussion and Analysis                                          7 & 8

PART II Other Information

    Item 6. Exhibits and Reports on Form 8K                                             8

                                     Part I
                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet


                                                                                                     June 30         March 31
                                                                                                      2001             2001
                                                                                                   (Unaudited)          *
                                                                                                   -----------     ------------
Assets
Current Assets
      Cash                                                                                         $   882,225     $ 1,310,547
      Cash Restricted                                                                                    1,630           1,630
      Trade accounts receivable less doubtful accounts
        reserve of $266,014 and $282,416, respectively                                               1,775,610       1,658,707
      Refundable income taxes                                                                            3,000           3,000
      Other assets                                                                                     198,113         199,337
                                                                                                   -----------     -----------
Total Current Assets                                                                                 2,860,578       3,173,221
Property, Plant and Equipment
      Leasehold improvements                                                                           639,699         622,353
      Machinery and equipment                                                                       12,147,520      12,141,416
                                                                                                   -----------     -----------
                                                                                                    12,787,219      12,763,769
      Less: accumulated depreciation                                                                11,493,610      11,346,793
                                                                                                   -----------     -----------
                                                                                                     1,293,609       1,416,976
Other Assets                                                                                            25,027          26,227
                                                                                                   -----------     -----------
                                                                                                        25,027          26,227
                                                                                                   -----------     -----------
Total Assets                                                                                       $ 4,179,214     $ 4,616,424
                                                                                                   ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities
      Current maturities of long term debt and capital leases                                      $   350,611     $   393,603
      Trade accounts payable                                                                           225,095          59,209
      Commissions, salaries and withholding                                                            219,738         138,121
      Miscellaneous payables and accrued expenses                                                      418,693         468,523
      Deferred Gain-Short Term                                                                          24,982          24,982
      Customer deposits                                                                              1,487,275       1,856,933
                                                                                                   -----------     -----------
Total Current Liabilities                                                                            2,726,394       2,941,371

Deferred Gain-Long Term                                                                                 37,636          53,230
Long Term Debt and Capital Leases, less current maturities                                             635,538         661,730
Stockholders' Equity
      Common stock, par value $.01 per share; authorized 10,000,000 shares, 1,402,426 shares at June 30, 2001 and 1,363,926 shares at
        March 31, 2001 issued and outstanding
      Common stock                                                                                      14,024          13,639
      Additional paid-in capital                                                                       598,691         580,255
      Retained earnings                                                                                166,931         366,199
                                                                                                   -----------     -----------
      Total Stockholders' Equity                                                                       779,646         960,093
                                                                                                   -----------     -----------
Total Liabilities and Stockholders' Equity                                                         $ 4,179,214     $ 4,616,424
                                                                                                   ===========     ===========

--------------
*The balance sheet at March 31, 2001 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                       Three Months Ended
                                                                                                             June 30
                                                                                                -------------------------------
                                                                                                   2001                 2000
                                                                                                ----------           ----------
Net Sales                                                                                       $1,905,071           $2,023,859

Cost of products and services sold                                                               1,603,361            1,664,150
                                                                                                ----------           ----------

Gross Profit                                                                                       301,710              359,709

Selling, general and administrative                                                                466,517              283,856
                                                                                                ----------           ----------

Operating Income (Loss)                                                                           (164,807)              75,853

Other income (expense)
    Miscellaneous income                                                                            14,124               29,058
    Gain on sale of equipment                                                                            0               33,175
    Severance and litigation costs                                                                 (12,117)                   0
    Interest expense                                                                               (29,299)             (61,124)
                                                                                                ----------           ----------
         Total other income (expense), net                                                         (27,292)               1,109
                                                                                                ----------           ----------

Income (Loss) Before Income Taxes                                                                 (192,099)              76,962

Income tax expense                                                                                  (7,169)              (1,250)
                                                                                                ----------           ----------

Net Income (Loss)                                                                               $ (199,268)          $   75,712
                                                                                                ==========           ==========

BASIC INCOME (LOSS) PER SHARE                                                                   $    ( .14)          $      .06
                                                                                                ==========           ==========
DILUTIVE INCOME (LOSS) PER SHARE                                                                $    ( .14)          $      .05
                                                                                                ==========           ==========

THE PRESENTATION OF EXPENSES IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR 2000 HAVE BEEN CHANGED TO CONFORM TO THE CLASSIFICATIONS USED IN 2001. THESE RECLASSIFICATIONS HAD NO EFFECT ON NET INCOME AS PREVIOUSLY REPORTED.


(1) Net earnings per share data are based on the weighted average number of common shares outstanding during the periods as follows:

                                                                Basic                   Dilutive
                                                              ---------                 ---------
     Three months ended June 30, 2001                         1,383,889                 1,383,889
     Three months ended June 30, 2000                         1,357,759                 1,550,269


See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        Three Months Ended
                                                                                                             June 30
                                                                                                   -----------------------------
                                                                                                       2001              2000
                                                                                                   -----------       -----------
CASH FLOW-OPERATING ACTIVITIES
       Net Income (Loss)                                                                           $  (199,268)      $    75,712
       Adjustments
           Depreciation                                                                                146,817           214,906
           Other                                                                                       (13,170)          (71,966)
           (Increase) decrease in trade receivables                                                   (116,903)          266,973
           (Decrease) in customer deposits                                                            (369,658)         (349,762)
           Increase (decrease) in accounts payable and accruals                                        197,672           (46,832)
                                                                                                   -----------       -----------
               Net cash (used by) provided by operating activities                                    (354,510)           89,031

CASH FLOW-INVESTING ACTIVITIES
        Property and equipment additions                                                               (23,450)          (82,076)
        Net proceeds from sale of assets                                                                     0            33,175
                                                                                                   -----------       -----------
                 Net cash (used by) investing activities                                               (23,450)          (48,901)

CASH FLOW-FINANCING ACTIVITIES
        Proceeds from stock options exercised                                                           18,822                 0
        Advances-Long term borrowing                                                                         0           400,000
        Payments-Long term borrowing                                                                   (69,184)         (603,811)
                                                                                                   -----------       -----------
                 Net cash (used by) financing activities                                               (50,362)         (203,811)
                                                                                                   -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                                       (428,322)         (163,681)
                                                                                                   -----------       -----------


CASH AT BEGINNING OF PERIOD                                                                          1,310,547         1,132,890

CASH AT END OF PERIOD                                                                              $   882,225       $   969,209
                                                                                                   ===========       ===========


       See notes to unaudited condensed consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Interim Financial Statements

    The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statement of operations for the three month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flow for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which consisted of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in statement of cash flow at June 30, 2001 and for all periods presented have been made.

    Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 annual report to shareholders. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results for the full year.

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

2.  Earnings/(Loss) Per Common Share

    The number of shares used in the calculations of EPS are as follows:

                                                                                  2001                       2000
                                                                                ---------                 ---------
         Weighted average number of common shares used
             in basic EPS                                                       1,383,889                 1,357,759

         Effect of dilutive stock options                                              --                   192,500
                                                                                ---------                 ---------

         Weighted average number of common shares and
             dilutive potential common stock used in diluted EPS                1,383,889                 1,550,269


All options and warrants were antidilutive for the three month period ending June 30, 2001. Antidilutive options and warrants totaling 242,000 shares were not included in the computation of diluted earnings per share for the three month period ended June 30, 2000.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first three months of fiscal 2002 were met from cash reserves from March 31, 2001. Net cash used by operations was $354,510. This was due primarily to the operating loss of $164,807, a decrease in customer deposits, an increase in accounts receivables and an increase in accounts payable and accrued liabilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended June 30, 2001 were $1,905,071 compared to sales of $2,023,859 for the corresponding period of the prior year, a 5.9% decrease. The net sales decrease of $118,788 was attributable to the declining market for traditional production services.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 2001 totaled $1,603,361 compared to $1,664,150 in the corresponding period of the prior year. This decrease in the cost of sales of $60,789 is the result of reduced sales. The gross profit was 15.8% and 17.8% for the three months ended June 30, 2001 and 2000, respectively. This decrease in gross profit of 2.0 points is the result of the fixed costs being spread over fewer sales and an increase in variable costs due to the substitution of freelance subcontractors for regular staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2001 totaled $466,517 compared to $283,856 in the corresponding period of the prior year, an increase of $182,661, or 64.3%. The increase is due to 1) an increased investment in selling activity (development of new show proposals, a monthly retainer for marketing shows to the cable networks, and additional sales staff); 2) one-time charges for work performed on accounting software conversion; 3) an increase in existing services (accrual for sales commissions and professional fees); 4) an increase in outside management and accounting services; and 5) increases in standard operating expenses (e.g., rent in both Minneapolis and Chicago).

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2001 totaled $29,299 compared with expense of $61,124 in the corresponding period of the prior year, a decrease of $31,825, or 52.1%. The decrease in interest expense is the result of a significant reduction in the amount of outstanding debt and a new financing agreement set in place in April 2000 which included reduced interest rates and fees.

INCOME TAX EXPENSE

During the year ended March 31, 2001, the Company had a valuation allowance of $1,176,000 on the deferred tax assets. Income tax expense of $7,169 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes taxable income.

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


                                     PART II


Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      10.1 Extension, dated June 20, 2001, of Working Capital Line of Credit with Fidelity Bank April 20, 2000

      10.2 Commercial Lease between Broadview Media, Inc., lessee, and Haymarket Square Associates, Ltd., lessor, dated April 18, 2001, for Unit 2H, 212 N. Sangamon,, Chicago, IL.

b)    Reports on Form 8-K

      None


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                  Broadview Media, Inc.
                                       (Registrant)


                                       By: /s/
                                          --------------------------------------
                                          Kenneth C. Ritterspach,
                                          President and COO

                                  EXHIBIT INDEX


Exhibit #                               Description
---------                               -----------
10.1           Extension, dated June 20, 2001, of Working Capital Line of Credit with Fidelity Bank April 20, 2000

10.2           Commercial Lease between Broadview Media, Inc., lessee and
               Haymarket Square Associates, Ltd., lessor, dated April 18, 2001, for Unit 2H, 212 N. Sangamon, Chicago, IL.