Form 10QSB
period 2001-09-30
BROADVIEW MEDIA INC
filed 2001-11-14
CIK 73048

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2001

                             Commission File Number
                                     0-8508

                              BROADVIEW MEDIA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Minnesota                               41-0641789
        --------------------------------        ----------------------------
        (State or other Jurisdiction of         (IRS Employer Identification
        Incorporation or Organization)                      Number)

           4455 West 77th Street
              Minneapolis, MN                               55435
           ----------------------                        ----------
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

                                            Yes  X               No
                                               ------              ------
        1,404,779 shares of $.01 par value common stock were outstanding at October 29, 2001.

        Transitional Small Business Disclosure Format (Check One):

                                            Yes           No   X
                                               ------       -------


================================================================================

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2001


PART I  Financial Information

                                                                             Page No.
                                                                             --------
   Item 1. Financial Statements

        Condensed Consolidated Balance Sheets:
        September 30, 2001 and March 31, 2001                                   3

        Condensed Consolidated Statements of Operations:
        Three Months and Six Months Ended September 30, 2001 and 2000           4

        Condensed Consolidated Statements of Cash Flow:
        Three Months and Six Months Ended September 30, 2001 and 2000           5

        Notes to Condensed Consolidated Financial Statements                    6

   Item 2. Management Discussion and Analysis                                 7-9

PART II Other Information

   Item 1. Legal Proceedings                                                   10

   Item 4. Submission of Matters to a vote of Security Holders                 10

   Item 6. Exhibits and Reports on Form 8K                                     10

                                     Part I
                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                 September 30,    March 31,
                                                                                     2001           2001
                                                                                  (Unaudited)         *
                                                                                 ------------    ----------
Assets
Current Assets
     Cash                                                                          $   428,730  $ 1,310,547
     Cash Restricted                                                                                  1,630
     Trade accounts receivable less doubtful accounts
       reserve of $371,181 and $282,416, respectively                                  782,404    1,658,707
     Refundable income taxes                                                             3,000        3,000
     Other assets                                                                      203,167      199,337
                                                                                   -----------  -----------
Total Current Assets                                                                 1,417,301    3,173,221
Property and Equipment
     Leasehold improvements                                                            639,699      622,353
     Machinery and equipment                                                        12,100,911   12,141,416
                                                                                   -----------  -----------
                                                                                    12,740,610   12,763,769
     Less: accumulated depreciation                                                 11,565,036   11,346,793
                                                                                   -----------  -----------
                                                                                     1,175,574    1,416,976
Other Assets                                                                            39,991       26,227
                                                                                   -----------  -----------
Total Assets                                                                       $ 2,632,866  $ 4,616,424
                                                                                   ===========  ===========

Liabilities and Stockholders' Equity
Current Liabilities
     Current maturities of long term debt and capital leases                       $   410,546  $   393,603
     Trade accounts payable                                                            147,522       59,209
     Commissions, salaries and withholding                                             122,811      138,121
     Miscellaneous payables and accrued expenses                                       388,166      468,523
     Deferred Gain-Short Term                                                           21,578       24,982
     Customer deposits                                                                 881,358    1,856,933
                                                                                   -----------  -----------
Total Current Liabilities                                                            1,971,981    2,941,371

Deferred Gain-Long Term                                                                 43,170       53,230
Long Term Debt and Capital Leases, less current                                        436,384      661,730
maturities
Stockholders' Equity
     Common stock, par value $.01 per share; authorized 10,000,000                      14,048       13,639
     shares, 1,404,779 shares at September 30, 2001 and 1,363,926 shares at March 31, 2001 issued and outstanding
     Additional paid-in capital                                                        599,813      580,255
     Retained earnings (deficit)                                                     (432,530)      366,199
                                                                                   -----------  -----------
     Total Stockholders' Equity                                                        181,331      960,093
                                                                                   -----------  -----------
Total Liabilities and Stockholders' Equity                                         $ 2,632,866  $ 4,616,424
                                                                                   ===========  ===========


*The balance sheet at March 31, 2001 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                  Six Months Ended
                                                           September 30,                      September 30,
                                                   ----------------------------      ----------------------------
                                                       2001             2000             2001             2000
                                                    ----------       ----------       ----------       ----------
Net Sales                                           $1,666,929       $2,006,379       $3,572,000       $4,030,238

Cost of products and services sold                   1,418,261        1,614,764        3,021,622        3,278,914
                                                    ----------       ----------       ----------       ----------

Gross Profit                                           248,668          391,615          550,378          751,324

Selling, general and administrative                    686,833          287,641        1,153,350          571,497
                                                    ----------       ----------       ----------       ----------

Operating Income (Loss)                               (438,165)         103,974         (602,972)         179,827

Other income (expense)
    Miscellaneous income                                23,934           13,141           38,058           42,199
    Gain on sale of equipment                            2,751                0            2,751                0
    Severance and litigation costs                    (170,516)           2,870         (182,633)          36,045
    Interest expense                                   (17,465)         (36,963)         (46,764)         (98,087)
                                                    ----------       ----------       ----------       ----------
         Total other (expense), net                   (161,296)        ( 20,952)        (188,588)         (19,843)
                                                    ----------       ----------       ----------       ----------

Income (Loss) Before Income Taxes                    (599,461)           83,022         (791,560)         159,984

Income tax expense                                           0           (1,250)          (7,169)          (2,500)
                                                    ----------       ----------       ----------       ----------

Net Income (Loss)                                   $ (599,461)      $   81,772       $ (798,729)      $  157,484
                                                    ==========       ==========       ==========       ==========

BASIC INCOME (LOSS) PER SHARE                       $    ( .43)      $      .06       $    ( .57)      $      .12
                                                    ==========       ==========       ==========       ==========
DILUTIVE INCOME  (LOSS) PER SHARE
                                                       $( .43)             $.05          $ (.57)            $ .10
                                                    ==========       ==========       ==========       ==========


THE PRESENTATION OF EXPENSES IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR 2000 HAVE BEEN CHANGED TO CONFORM TO THE CLASSIFICATIONS USED IN 2001. THESE RECLASSIFICATIONS HAD NO EFFECT ON NET INCOME AS PREVIOUSLY REPORTED.


Net earnings (loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:

                                                           Basic                 Dilutive
                                                          ---------             ---------
    Six months ended September 30, 2001                   1,393,213             1,393,213
    Six months ended September 30, 2000                   1,358,984             1,560,461

    Three months ended September 30, 2001                 1,403,364             1,403,364
    Three months ended September 30, 2000                 1,360,195             1,565,130


See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2001              2000
                                                                              -----------       ----------
CASH FLOW-OPERATING ACTIVITIES
      Net Income (Loss)                                                       $  (798,729)      $  157,484
      Adjustments
          Depreciation                                                            293,634          428,148
          Other                                                                   (18,715)         (85,815)
          Decrease in trade receivables                                           876,303          506,719
          (Decrease) in customer deposits                                        (975,575)        (356,633)
          (Decrease) in accounts payable and accruals                             (20,818)        (235,873)
                                                                              ------------      ----------
              Net cash (used by) provided by operating                          (643,900)          414,030
          activities

CASH FLOW-INVESTING ACTIVITIES
       Property and equipment additions                                           (52,481)        (148,482)
       Net proceeds from sale of assets                                             3,000           36,045
                                                                              ------------      ----------
                Net cash (used by) investing activities                           (49,481)        (112,437)

CASH FLOW-FINANCING ACTIVITIES
       Proceeds from stock options exercised                                       19,967            1,425
       Advances-long term borrowing                                                     0          400,000
       Payments-long term borrowing                                              (208,403)        (665,170)
                                                                              ------------      ----------
                Net cash (used by) financing activities                          (188,436)        (263,745)
                                                                              ------------      ----------

NET INCREASE (DECREASE) IN CASH                                                  (881,817)      $   37,848
                                                                              -----------       ----------


CASH AT BEGINNING OF PERIOD                                                     1,310,547        1,132,890

CASH AT END OF PERIOD                                                         $   428,730        1,170,738
                                                                              ===========       ==========


       See notes to unaudited condensed consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

   The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flow for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which consisted of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

   Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 annual report to shareholders. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the results for the full year.

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

2. Earnings/(Loss) Per Common Share
   The number of shares used in the calculations of EPS are as follows:

                                                                   Three months Ended            Six months ended
                                                                         September                   September
                                                                 ------------------------     ----------------------
                                                                   2001           2000           2001        2000
                                                                 ----------     ---------     ---------    ---------
        Weighted average number of common shares used
            in basic EPS                                         1,403,364      1,360,195     1,393,213    1,358,984

        Effect of dilutive stock options                                          204,935                    201,477
                                                                 ----------     ---------     ---------    ---------
        Weighted average number of common shares and
            dilutive potential common stock used in diluted EPS  1,403,364      1,565,130     1,393,213    1,560,461


All options and warrants were antidilutive for the three and six month periods ending September 30, 2001. Antidilutive options and warrants totaling 242,000 shares were not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 2000.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first six months of fiscal 2002 were met from cash reserves from March 31, 2001. Net cash used by operations was $642,779. This was due primarily to the operating loss of $798,729, a decrease in customer deposits, a decrease in accounts receivables, an increase in accounts payable and a decrease in accrued liabilities. The Company renewed its existing line of credit, which is secured by substantially all of the assets of the Company. Continued operating losses could have an adverse impact on liquidity. Subsequent to September 30,2001, the Company acquired editing equipment totaling $181,648 which was financed by a lessor. We are continuing to explore opportunities to grow, either through strategic alliances with companies who need our production facilities or possibly through a merger or acquisition.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the six months ended September 30, 2001 were $3,572,000 compared to sales of $4,030,238 for the corresponding period of the prior year, a 11.4% decrease. The net sales decrease of $458,238 was attributable to the declining market for traditional production and post production services , reflecting technology changes which allow expanded in-house capabilities by many of our customers. The Company is in negotiations on several key proposals, the outcome of which cannot be determined at this time. Renewal of significant production contracts and acquisition of new contracts are essential.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the six months ended September 30, 2001 totaled $3,021,622 compared to $3,278,914 in the corresponding period of the prior year. This decrease in the cost of sales of $257,292 was the result of reduced sales. The gross profit was 15.4% and 18.6% for the six months ended September 30, 2001 and 2000, respectively. This decrease in gross profit of 3.2 points was the result of fixed costs being spread over fewer sales and an increase in variable costs due to the substitution of freelance subcontractors for regular staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2001 totaled $1,153,350 compared to $571,497 in the corresponding period of the prior year, an increase of $581,853 or 101.8%. The increase was due to 1) an additional provision for doubtful accounts; 2) one-time charges for work performed on accounting software conversion; 3) an increase in existing services (sales commissions and professional fees); 4) an increase in outside management and accounting services; 5) increases in standard operating expenses (e.g., rent in both Minneapolis and Chicago); and 6) an increased investment in selling activity (development of new show proposals, a monthly retainer for marketing shows to the cable networks, additional sales staff , and responses to RFP's.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 2001 totaled $46,764 compared to interest expense of $98,087 in the corresponding period of the prior year, a decrease of $51,323, or 52.3%. The decrease in interest expense was the result of a significant reduction in the amount of outstanding debt and a decline in the effective interest rates on borrowings.

INCOME TAX EXPENSE

During the year ended March 31, 2001, the Company had a valuation allowance of $1,176,000 on the deferred tax assets. In fiscal 2002, the Company continues to generate additional net operating losses, the tax benefit of which is subject to a valuation allowance. Income tax expense of $7,169 for the period reflects minimum tax fees imposed by the State of Minnesota. The Company has available deferred tax benefits that may be utilized as the Company realizes taxable income.

SEVERANCE & LITIGATION COSTS

Severance and litigation costs for the six months ended September 30, 2001 totaled $182,633 compared to a credit of $36,045 in the corresponding period of the prior year, an increase of $218,678. In October 2001, a settlement was reached in to an employment related legal action, from the prior fiscal year. An additional $115,000 was recorded relating to this action. Refer to Part II, Item 1 "Legal Proceedings. Severance expense of $67,000 reflects the termination of salaried positions, reducing overhead costs in all areas of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended September 30, 2001 were $1,666,929 compared to sales of $2,006,379 for the corresponding period of the prior year, a 16.9% decrease. The net sales decrease of $339,450 was attributable to the declining market for traditional production and post production services.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended September 30, 2001 totaled $1,418,261 compared to $1,614,764 in the corresponding period of the prior year. This decrease in the cost of sales of $196,503 was the result of reduced sales. The gross profit was 14.9% and 19.5% for the three months ended September 30, 2001 and 2000, respectively. This decrease in gross profit of 4.6 points was the result of fixed costs being spread over fewer sales and an increase in variable costs due to the substitution of freelance subcontractors for regular staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2001 totaled $686,833 compared to $287,641 in the corresponding period of the prior year, an increase of $399,192, or 138.8%. The increase was due to; 1) an increase in allowance for doubtful accounts; 2) an increase in existing services (accrual for sales commissions and professional (legal and audit) fees); 3) an increase in outside management and accounting services; 4) increases in standard operating expenses (e.g., rent in both Minneapolis and Chicago) and 5) an increased investment in selling activity (development of new show proposals, a monthly retainer for marketing shows to the cable networks, and additional sales staff, and responses to RFP's.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2001 totaled $17,465 compared to interest expense of $36,963 in the corresponding period of the prior year, a decrease of $19,498, or 52.8%. The decrease in interest expense was the result of a significant reduction in the amount of outstanding debt and a decline in the effective interest rates on borrowings.

SEVERANCE & LITIGATION COSTS

Severance and litigation costs for the three months ended September 30, 2001 totaled $170,516 compared to a credit of $2,870 in the corresponding period of the prior year, an increase of $173,386. As a result of the employment related legal action, an additional $103,000 was recorded. Severance expense of $67,000 reflects the termination of salaried positions, reducing overhead costs in all areas of the Company.

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

                                     PART II

Item 1. Legal Proceedings

        As previously reported, Vadim Branitski, a former employee filed a complaint against the Registrant in Federal District Court for the District of Minnesota alleging age discrimination under the federal Age Discrimination in Employment Act and seeking an unspecified amount of damages. The Registrant filed an answer to the complaint on October 23, 2000. On October 24, 2001, the parties entered into a settlement agreement in court, pursuant to which the Registrant agreed to pay the plaintiff a settlement amount, including attorneys' fees, in consideration of the release by the plaintiff of all claims against the Registrant and the withdrawal of the plaintiff's complaint against the Registrant.

Item 4.   Submission of Matters to a Vote of Security  Holders

(a) The Annual Meeting of the Registrant's shareholders was held on August 29, 2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

           Nominee                      Number of Votes For          Number of Votes Withheld
           -------                      -------------------          ------------------------
           Dean Bachelor                     1,188,971                       42,921
           Steven Lose                       1,188,634                       43,258
           John C. McGrath                   1,188,271                       43,621
           Gerald W. Simonson                1,186,721                       45,171

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

10.1 Extension, dated August 31, 2001, of Working Capital Line of Credit with Fidelity Bank dated April 20, 2000

b)   Reports on Form 8-K
     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001            Broadview Media, Inc.
                                   (Registrant)


                                   By: /s/ Kenneth C. Ritterspach
                                       -------------------------------------
                                       Kenneth C. Ritterspach, President and COO
                                       "Chief Financial and Accounting Officer"

                                  EXHIBIT INDEX

Exhibit #             Description
---------             -----------
10.1                  Extension, dated August 31, 2001, of Working Capital Line
                      of Credit with Fidelity Bank dated April 20, 2000
