Form 10QSB
period 2001-12-31
BROADVIEW MEDIA INC
filed 2002-02-13
CIK 73048

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

                         For the Quarterly Period Ended

                                DECEMBER 31, 2001


                             Commission File Number
                                     0-8508


                              BROADVIEW MEDIA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Minnesota                                41-0641789
        --------------------------------             ----------------------
        (State or other Jurisdiction of                  (IRS Employer
        Incorporation or Organization)               Identification Number)

           4455 West 77th Street
              Minneapolis, MN                                55435
           ----------------------                          ----------
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
                                      Yes  X            No
                                          ---              ---

        1,404,879 shares of $.01 par value common stock were outstanding at March 7, 2002.

        Transitional Small Business Disclosure Format (Check One):

                                      Yes               No  X
                                          ---              ---


================================================================================

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2001

PART I  Financial Information

   Item 1. Financial Statements                                              Page No.
                                                                             --------
        Condensed Consolidated Balance Sheets:
        December 31, 2001 and March 31, 2001                                    3

        Condensed Consolidated Statements of Operations:
        Three Months and Nine Months Ended December 31, 2001 and 2000           4

        Condensed Consolidated Statements of Cash Flow:
        Three Months and Nine Months Ended December 31, 2001 and 2000           5

        Notes to Condensed Consolidated Financial Statements                    6

   Item 2. Management Discussion and Analysis                                   7-9

PART II Other Information

        Item 1. Legal Proceedings                                               10

        Item 4. Submission of Matters to a vote of Security Holders             10

        Item 6. Exhibits and Reports on Form 8K                                 10

                                     Part I
                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                  December 31,   March 31,
                                                                                      2001         2001
                                                                                  (Unaudited)        *
                                                                                  ------------   ----------
Assets
Current Assets
     Cash                                                                          $   258,937  $ 1,310,547
     Cash Restricted                                                                                  1,630
     Trade accounts receivable less doubtful accounts
       reserve of $315,597 and $282,416, respectively                                  849,143    1,658,707
     Refundable income taxes                                                                          3,000
     Other assets                                                                      294,803      199,337
                                                                                   -----------  -----------
Total Current Assets                                                                 1,402,883    3,173,221
Property and Equipment
     Leasehold improvements                                                            639,699      622,353
     Machinery and equipment                                                        12,112,173   12,141,416
                                                                                   -----------  -----------
                                                                                    12,751,872   12,763,769
     Less: accumulated depreciation                                                 11,711,853   11,346,793
                                                                                   -----------  -----------
                                                                                     1,040,019    1,416,976
Other Assets                                                                            38,246       26,227
                                                                                   -----------  -----------
Total Assets                                                                       $ 2,481,148  $ 4,616,424
                                                                                   ===========  ===========

Liabilities and Stockholders' Equity
Current Liabilities
     Current maturities of long term debt and capital leases                       $   353,993  $   393,603
     Trade accounts payable                                                             91,632       59,209
     Commissions, salaries and withholding                                             149,667      138,121
     Miscellaneous payables and accrued expenses                                       115,093      468,523
     Deferred Gain-Short Term                                                           21,578       24,982
     Customer deposits                                                               1,126,745    1,856,933
                                                                                   -----------  -----------
Total Current Liabilities                                                            1,858,708    2,941,371

Deferred Gain-Long Term                                                                 45,289       53,230
Long Term Debt and Capital Leases, less current                                        391,487      661,730
maturities
Stockholders' Equity
     Common stock, par value $.01 per share; authorized 10,000,000                      14,049       13,639
     shares, 1,404,879 shares at December 31, 2001 and 1,363,926 shares at March 31, 2001 issued and outstanding
     Additional paid-in capital                                                        599,855      580,255
     Retained earnings (deficit)                                                      (428,240)     366,199
                                                                                   -----------  -----------
     Total Stockholders' Equity                                                        185,664      960,093
                                                                                   -----------  -----------
Total Liabilities and Stockholders' Equity                                         $ 2,481,148  $ 4,616,424
                                                                                   ===========  ===========


----------

* The balance sheet at March 31, 2001 has been taken from the audited financial statements at that date. See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended                 Nine Months Ended
                                                           December 31,                      December 31,
                                                    ---------------------------       ---------------------------
                                                       2001             2000             2001             2000
                                                    ----------       ----------       ----------       ----------
Net Sales                                           $1,905,487       $1,961,070       $5,477,487       $5,991,308

Cost of products and services sold                   1,392,379        1,452,792        4,414,001        4,731,706
                                                    ----------       ----------       ----------       ----------

Gross Profit                                           513,108          508,278        1,063,486        1,259,602

Selling, general and administrative                    437,030          753,398        1,590,380        1,324,895
                                                    ----------       ----------       ----------       ----------

Operating Income (Loss)                                 76,078         (245,120)        (526,894)         (65,293)

Other income (expense)
    Miscellaneous income                                 2,253           13,943           40,311           56,139
    Gain on sale of equipment                                                              2,751           36,045
    Severance and litigation costs                     (52,322)        (174,022)        (234,955)        (174,022)
    Interest expense                                   (21,719)         (34,753)         (68,483)        (132,840)
                                                    ----------       ----------       ----------       ----------
         Total other (expense), net                    (71,788)        (194,832)        (260,376)        (214,678)
                                                    ----------       ----------       ----------       ----------

Income (Loss) Before Income Taxes                        4,290         (439,952)        (787,270)        (279,971)

Income tax expense                                           0           (1,250)          (7,169)          (3,750)
                                                    ----------       ----------       ----------       ----------

Net Income (Loss)                                   $    4,290       $ (441,202)      $ (794,439)      $ (283,721)
                                                    ==========       ==========       ==========       ==========

BASIC INCOME (LOSS) PER SHARE                             $.00            $(.32)          $ (.57)          $ (.21)
                                                    ==========       ==========       ==========       ==========
DILUTIVE INCOME  (LOSS) PER SHARE
                                                          $.00            $(.32)          $ (.57)          $ (.21)
                                                    ==========       ==========       ==========       ==========


THE PRESENTATION OF EXPENSES IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR 2000 HAVE BEEN CHANGED TO CONFORM TO THE CLASSIFICATIONS USED IN 2001. THESE RECLASSIFICATIONS HAD NO EFFECT ON NET LOSS AS PREVIOUSLY REPORTED.


Net earnings (loss) per share data are based on the weighted average number of common shares outstanding during the periods as follows:

                                                          Basic                 Dilutive
                                                         ----------            ----------
    Nine months ended December 31, 2001                   1,397,092             1,397,092
    Nine months ended December 31, 2000                   1,362,426             1,362,426

    Three months ended December 31, 2001                  1,404,808             1,471,761
    Three months ended December 31, 2000                  1,362,426             1,362,426


See notes to unaudited condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                       December 31,
                                                                              -----------------------------
                                                                                  2001              2000
                                                                              ------------      -----------
CASH FLOW-OPERATING ACTIVITIES
      Net (Loss)                                                              $  (794,439)      $ (283,721)
      Adjustments
          Depreciation                                                            440,451          642,789
          Other                                                                  (105,606)          71,589
          Decrease in trade receivables                                           809,564          533,288
          (Decrease) in customer deposits                                        (730,188)        (462,702)
          (Decrease) in accounts payable and accruals                            (320,806)         (58,018)
                                                                              -----------       ----------
              Net cash (used by) provided by operating
               activities                                                        (701,024)         443,225

CASH FLOW-INVESTING ACTIVITIES
       Property and equipment additions                                           (63,743)        (253,250)
       Net proceeds from sale of assets                                             3,000           36,045
                                                                              -----------       ----------
                Net cash (used by) investing activities                           (60,743)        (217,205)

CASH FLOW-FINANCING ACTIVITIES
       Proceeds from stock options exercised                                       20,010            1,996
       Advances-long term borrowing                                                     0          400,000
       Payments-long term borrowing                                              (309,853)        (728,137)
                                                                              -----------       ----------
                Net cash (used by) financing activities                          (289,843)        (326,141)
                                                                              -----------       ----------

NET (DECREASE) IN CASH                                                         (1,051,610)      $ (100,121)


CASH AT BEGINNING OF PERIOD                                                     1,310,547        1,132,890
                                                                              -----------       ----------

CASH AT END OF PERIOD                                                         $   258,937        1,032,769
                                                                              ===========       ==========


       See notes to unaudited condensed consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Interim Financial Statements

   The condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 2001 and 2000 and the condensed consolidated statements of cash flow for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which consisted of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

   Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 annual report to shareholders. The results of operations for the periods ended December 31, 2001 are not necessarily indicative of the results for the full year.

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

2. Earnings/(Loss) Per Common Share

   The number of shares used in the calculations of EPS are as follows:

                                                                     Three months Ended            Nine months Ended
                                                                          December                       December
                                                                 --------------------------     ------------------------
                                                                    2001            2000          2001            2000
                                                                 ---------        ---------     ---------      ---------
        Weighted average number of common shares used
            in basic EPS                                         1,404,808        1,362,426     1,397,092      1,362,426

        Effect of dilutive stock options                            66,953
                                                                 ---------        ---------     ---------      ---------

        Weighted average number of common shares and
            dilutive potential common stock used in diluted EPS  1,471,761       1,362,426      1,397,092      1,362,426


Antidilutive options and warrants totaling 313,487 shares were not included in the computation of diluted earnings per share for the three-month period ended December 31, 2001. All options and warrants were antidilutive for the nine-month period ending December 31, 2001. Antidilutive options and warrants totaling 242,000 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 2000.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                                     ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL REQUIREMENTS

Operating cash requirements for the first nine months of fiscal 2002 were met from cash reserves from March 31, 2001. Net cash used by operations was $701,024. This was due primarily to the net loss of $794,439 (occurring in the first six months of the fiscal year), a decrease in customer deposits, a decrease in accounts receivables, an increase in accounts payable and a decrease in accrued liabilities. The Company renewed its existing revolving line of credit in August 2001 totaling $1,000,000, which is secured by substantially all of the assets of the Company, none of which has been used and will expire August 1, 2002. During the third quarter ended December 31,2001, the Company acquired editing equipment totaling $181,648 under an operating lease. The Company's Chicago office and primary production lease expires on April 30,2002. The Company is currently negotiating a new ten-year lease in a new space in the existing building. The Company anticipates renewal at market rates, with improvements totaling approximately $250,000 to be financed by the lessor over the lease term.

During the third quarter, the Company was notified by a major customer that a long-standing television show had been renewed for 39 episodes. Although consistent with industry practice for renewals, the number of episodes was significantly fewer than prior years' renewals, which approximated 130 episodes. Future renewals are not known, and the Company is developing other entertainment proposals. The Company also eliminated an unprofitable business unit, the Creative Group, which had sales of $135,929 and $280,776 for the three and nine-month periods ended December 31, 2001, respectively. Going forward, the Company will continue to invest in the growth of its core businesses: entertainment, corporate communications, educational media, and proprietary products.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the nine months ended December 31, 2001 were $5,477,487 compared to sales of $5,991,308 for the corresponding period of the prior year, an 8.6% decrease. The net sales decrease of $513,821 was attributable to the declining market for traditional production and post production services, reflecting technology changes which allow expanded in-house capabilities of many customers. The Company is in negotiations on several key proposals for television shows, corporate communication projects and educational video contracts, the outcome of which cannot be determined at this time.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the nine months ended December 31, 2001 totaled $4,414,001 compared to $4,731,706 in the corresponding period of the prior year. This decrease in the cost of sales of $317,705 was the result of reduced sales. The gross profit margin was 19.4% and 21.0% for the nine months ended December 31, 2001 and 2000, respectively. This decrease in gross profit margin of 1.6 points was the result of fixed costs being spread over fewer sales and an increase in variable costs due to the substitution of freelance subcontractors for regular staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2001 totaled $1,590,380 compared to $1,324,895 in the corresponding period of the prior year, an increase of $265,485 or 20.0%. The increase was due to 1) an additional provision for doubtful accounts; 2) one-time charges for work performed on accounting software conversion; 3) an increase in existing services (sales commissions and professional fees); 4) an increase in outside management and accounting services; 5) increases in standard operating expenses (e.g., rent in both Minneapolis and Chicago); and 6) an increased investment in selling activity (development of new show proposals, a monthly retainer for marketing shows to the cable networks, additional sales staff, and responses to RFP's).

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2001 totaled $68,483 compared to interest expense of $132,840 in the corresponding period of the prior year, a decrease of $64,357, or 48.4%. The decrease in interest expense was the result of a significant reduction in the amount of outstanding debt and a decline in the effective interest rates on borrowings.

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

SEVERANCE & LITIGATION COSTS

Severance and litigation costs for the nine months ended December 31, 2001 totaled $234,955 compared to last year's provision of $174,022, an increase of $60,933. The nine months ended December 2000 results reflect a separation agreement with the Company's former president. In October 2001, a settlement was reached in an employment related legal action that had commenced in the prior fiscal year. An additional $115,000 was recorded in the nine months ended December 31, 2001 relating to this action. Severance expense of $119,000 recorded in the nine months ended December 31, 2001 reflects the termination of salaried positions, reducing overhead costs in all areas of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

SALES

Sales for the three months ended December 31, 2001 were $1,905,487 compared to sales of $1,961,070 for the corresponding period of the prior year, a 2.8% decrease. The net sales decrease of $55,583 was attributable to the declining market for traditional production and post production services.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended December 31, 2001 totaled $1,392,379 compared to $1,452,792 in the corresponding period of the prior year. This decrease in the cost of sales of $60,413 was the result of reduced sales. The gross profit margin was 26.9% and 25.9% for the three months ended December 31, 2001 and 2000, respectively. This increase in gross profit margin of 1.0 point was attributable to the completion of two long term projects with lower than anticipated costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2001 totaled $437,030 compared to $753,398 in the corresponding period of the prior year, a decrease of $316,368, or 42.0%. The decrease was due to; 1) a decrease in legal fees and audit fees and 2) reduced salary expense partially offset by outside management consulting fees.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2001 totaled $21,719 compared to interest expense of $34,753 in the corresponding period of the prior year, a decrease of $13,034, or 37.5%. The decrease in interest expense was the result of a significant reduction in the amount of outstanding debt and a decline in the effective interest rates on borrowings.

SEVERANCE & LITIGATION COSTS

Severance and litigation costs for the three months ended December 31, 2001 totaled $52,322 compared to $174,022 in the corresponding period of the prior year or a decrease of $121,700. This fiscal period includes severance expense provisions resulting from the termination of salaried positions, reducing overhead costs in all areas of the Company. A provision of $174,022 during the same period last year was recorded, reflecting the separation agreement with the Company's former president.




FORWARD LOOKING INFORMATION

This section contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envision," "plan," or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; expansion by customers of their in-house production capabilities; customers experiencing contractions in their businesses; cancellation or less renewals for television shows; changes in levels of client advertising; difficulties in anticipating and matching staffing needs to changes in business and revenue fluctuations; variable costs of utilizing subcontractors and outside sources versus creating or increasing regular staff; and the impact of competition. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                                     PART II

Item 1.  Legal Proceedings

         See Part II, Item 1 of Form 10-QSB for the quarter ended September 30, 2001

Item 4.  Submission of Matters to a Vote of Security  Holders

         None

Item 5.  Other Information

         John McGrath, a director of the Company since 1996, has resigned from the Company's Board in order to devote more time to his other business.

         The Company's Compensation Committee now consists of John C. Lorentzen (Chairman), Steven Lose and Gerald W. Simonson, and the Audit Committee consists of Gerald W. Simonson (Chairman), John C. Lorentzen and Steven Lose.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

         10.1 Management Agreement dated December 27, 2000 between the Company and The Platinum Group

         b)   Reports on Form 8-K

              None


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002                Broadview Media, Inc.
                                           (Registrant)


                                       By: /s/ Kenneth C. Ritterspach
                                           -------------------------------------
                                           Kenneth C. Ritterspach, President
                                           and COO


                                       By: /s/ H. Michael Blair
                                           -------------------------------------
                                           H. Michael Blair, (Chief Financial &
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit #             Description
---------             -----------
10.1                  Management Agreement dated December 27, 2000 between the Company and
                      The Platinum Group