Form 10KSB
period 2002-03-31
BROADVIEW MEDIA INC
filed 2002-06-21
CIK 73048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------
                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                       Commission File
ended March 31, 2002                                      Number: 0-8505

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

                   -------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, par value $.01

                   -------------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended March 31, 2002 were $7,756,492.

         The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 13, 2002 was approximately $868,000 (based upon the closing sale price of the registrant's Common Stock on such date).

         Shares of $.01 par value Common Stock outstanding at June 21, 2002:
1,400,379

                   -------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2002 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                   -------------------------------------------

    Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                  ---   ---

Introduction

         Broadview Media, Inc. and its subsidiary, Broadview Media/Chicago, Inc., are referred to herein as the "Registrant" or the "Company" unless the context indicates otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business.

         Broadview Media, Inc., a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970.

         On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.

         During fiscal 2001, the Company made a concerted effort to become less dependent on a small number of clients, and instead, invest resources in the development of two new business efforts. One of those efforts was the establishment of the Creative Services Group, which was intended to deliver innovative, turnkey media solutions for clients by combining broadcast capabilities and experience with creative development. During fiscal 2002 this group was disbanded due to unprofitable performance. The second effort in fiscal 2001 was the establishment of the Interactive Services department. See Status of New Products or Services below.

         Each year from fiscal 1986, through 2000, the Registrant derived a significant portion of its revenue from government twelve-month requirement contracts and renewals. In August 1993, the Registrant was awarded a new contract by the Government for the same requirements with four consecutive one-year renewal options on the part of the Government, the fourth of which was exercised by the Government. The Company completed its final contract year of a five-year contract with the Defense Department in fiscal 2000.

         During the quarter ending December 31, 1999, the Company sold its building in Dallas, TX. The sale closed on November 23, 1999. The Company also announced that in conjunction with the sale of its building in Dallas, the Company decided to close its Dallas television production operation. The decision to close the Dallas operation was influenced by significant operating losses incurred by this operation during the last two and a half years. For the fiscal year ended March 31, 1999, the Dallas subsidiary had sales of $574,000 and a loss from operations of $442,000. For the nine month period ended December 31, 1999, the Dallas subsidiary had sales of $324,704 and a loss from operations of $193,000. The Company has redistributed some of the equipment of the Dallas operation to its other facilities, and some of the equipment has been sold. The proceeds from the building and equipment sales was used to pay down the Company's bank debt. The Company realized $275,153 of gain on the sale of the building. See "Management's Discussion and Analysis" in the Registrant's 2001 Annual Report to Shareholders.

Narrative Description of Business.

         Principal Products and Services. The Registrant is engaged in the creation and production of a wide range of communication products, primarily video and film based. There are three business groups that comprise the Registrant's operations: Entertainment, Corporate/Services, and Education. The Entertainment Group creates and produces television shows for cable networks. Corporate/Services develops communication products for corporations, associations and other organizations. The Education Group creates and produces educational products for large publishers plus proprietary products for sale through third party vendors.

         The ENTERTAINMENT GROUP currently has three series in production airing on cable television. Two series, Before and After and New Spaces, are on HGTV and represent renewals of successful, ongoing productions. Before and After is contracted throughout the current 2003 fiscal year and into at least the following fiscal year. The renewal of New Spaces is being considered by the network. The third series, US Farm Report, is produced for syndication by Tribune Entertainment. The current contract is continuing into fiscal 2003.

         The contract for a fifth production term of TIPical Mary Ellen was completed in fiscal 2002; its renewal for production later in fiscal 2003 is being considered by the network.

         The Company is a proven vendor in the entertainment arena, having produced 980 episodes for four different networks in the past five years. It has established relationships with several cable networks and is actively promoting new show proposals for these networks. In addition, it has a process to prepare show treatments that are presented to it by outside producers. The access to both Chicago and Twin Cities talent and the existence of complete studio facilities in both cities enhance its competitive position.

         In CORPORATE/SERVICES, the Company plans to institute a regular direct marketing campaign as well as supplement the sales staff with the addition of two full-time sales people. Two key elements in positioning the Company are the capabilities in interactive technologies and the ability to respond quickly to clients because of our full service in-house resources. The first element of the Corporate/Services strategy is to establish long-term relationships with large clients who require on-going, repetitive work (e.g., product demonstrations, sales communications, etc.). In addition, the Company is producing corporate training materials, marketed through a strategic partnership with Star Thrower, a Twin Cities-based major distributor of corporate training videos. A third strategy is to develop business product engines that can be easily customized for specific applications. The first of these is an interactive mini-CD-ROM that can be implemented as a direct marketing tool, as a trade show handout and for other promotional uses by corporate clients.

         In EDUCATION, the Company will continue to provide contract media production services to educational publishers, museums and other educational users. In addition, the Company will independently develop educational content for sale and distribution.

         The Registrant operates complete production facilities in both Minneapolis and Chicago. It has capabilities in all phases of production, including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has three studios with a total stage area of approximately 7,500 square feet and operates fourteen post-production suites to provide editing, graphics design and audio services. In addition to studio recording facilities, the Registrant has portable recording units used for location production.

         Markets and Distribution. The primary market for the Entertainment Group consists of lifestyle cable television networks, which are located throughout the United States. The Education market includes all major United States publishers. For the Corporate/Services Group, customers are located throughout the United States, although a majority is located in the north central portion of the United States. The Registrant uses its own internal sales force in all three business groups. Additionally, it uses a third-party distributor for the training portion of its Corporate/Services business.

         Status of New Products or Services. In the year ended March 31, 2002, the Registrant added resources to its Interactive Services department, which supports all three business groups. Interactive Services extends content creation capabilities beyond traditional forms of media (television, film/video production, and radio). New services include:

          a. Authoring interactive content for DVD, CD-ROM, kiosks, and the Internet
          b.   Streaming video over enterprise networks and the Internet
          c.   Designing rich media Email (e.g., an electronic newsletter)
          d.   Creating websites

         These capabilities allow the Company to sell its traditional services in a variety of new ways, taking advantage of new forms of communication and interaction.

         Competition. Numerous videotape and film production companies located throughout the United States compete directly with the Registrant in all three business groups. Many of these companies are larger than the Registrant in terms of sales, assets and resources.

         Competition in the videotape and film production industry is based primarily on creative ability, strength of relationship with networks and customers, and the quality and timeliness of service at competitive prices. Although there are many production companies in the geographical areas in which the Registrant is located, the major and much larger production companies generally are located on either the west or east coasts of the United States.

         Sources and Availability of Raw Materials. There are many available sources of supply for raw materials needed for the Registrant's operations.

         Dependence on One or a Few Customers. During fiscal 2002 and 2001, the Registrant derived approximately 76% and 65%, respectively, of its revenues from two customers, HGTV and Tribune Entertainment.

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

         Research and Development. In fiscal 2002, the Registrant expensed approximately $147,000 on research activities relating to the development of new products and services, primarily in the area of new media and entertainment programming. In fiscal 2001, the Registrant expensed approximately $17,000 on research activities relating to the development of new products and services.

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

         Employees. At May 31 , 2002, the Registrant employed 35 full time employees.


ITEM 2. DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:

====================================================================================================================
            Location                   General Description                      Manner of Ownership
--------------------------------------------------------------------------------------------------------------------
4455 West 77th Street              20,000 square feet; office     Lease expires June 30, 2006. See Notes to
Minneapolis, Minnesota             and production facility.       Consolidated Financial Statements.
--------------------------------------------------------------------------------------------------------------------
4000 West 76th Street              3,000 square feet; office      Lease expired June 30, 2001. Letter Agreement
Minneapolis, Minnesota             and production facility. The   for month-to-month rental beginning July 1, 2001
                                   Company uses and               with 90 day advance notice to terminate. See
                                   periodically rents the space   Notes to Consolidated Financial Statements.
                                   to other parties.
--------------------------------------------------------------------------------------------------------------------
142 E. Ontario Street              7,500 square feet; office      Lease expired April 2002. Lease extended to May
Chicago, Illinois                  and production facility.       31, 2012.  See Notes to Consolidated Financial
                                                                  Statements.
--------------------------------------------------------------------------------------------------------------------

====================================================================================================================

In June 1998, the Registrant entered into a sale-leaseback transaction with Lindue LLC, a Minnesota limited liability company owned by a former member of the Registrant's Board of Directors, of the two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street. Proceeds from the sale-leaseback were $1.6 million. Under the terms of the non-cancelable lease for the property at 4455 West 77th Street, which commenced June 1998 and was to terminate on June 30, 2001, monthly rent increased yearly by 2.5%. The lease has been extended through June 30, 2006. Until June 30, 2002, monthly rent will be $11,010 at which time it will increase to $11,286.

         Under the terms of the non-cancelable lease for the property at 4000 West 76th Street that commenced June 1998 and terminated June 30, 2001, monthly rent was $6,390 for the first nine months and increased yearly by 2.5% on April
1. The Registrant has entered into arrangements with the owner of this building that will permit the Registrant to have access to studio and other facilities for a fee of $3,000 per month on a month-to-month basis with a 90-day termination notice.

         Under the terms of the non-cancelable lease for the property at 142 East Ontrario Street in Chicago that commenced September 1993 and expired April 2002 (with extension to May 31, 2012), monthly rent is $15,646 for the first year beginning May 1, 2002 and increases yearly by 3%.

The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.

ITEM 3. LEGAL PROCEEDINGS

         The Registrant is not a party to any pending legal proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2002 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2002 Annual Report to Shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2002 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, thereto and Independent Auditors' Report thereon which appears in the Registrant's 2002 Annual Report to Shareholders.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

====================================================================================================================
          Name of              Age      Present Position(s)                    Business Experience
     Executive Officer                    with Registrant
--------------------------------------------------------------------------------------------------------------------
Dean Bachelor                   53     CEO, Chairman of       Chairman of the Board and CEO of the Registrant
                                       Board of Directors     since January 2001. Founder and managing partner of
                                                              Platinum Group, a Twin Cities based management and
                                                              merchant banking firm, from 1981 to present. Mr.
                                                              Bachelor has also served as a board member and CEO
                                                              of numerous firms.
--------------------------------------------------------------------------------------------------------------------
Kenneth Ritterspach             60     President              President and Chief Operating Officer of the
                                                              Registrant since  February 9, 2001.  Consultant with
                                                              Platinum Group since 1999; Vice President of
                                                              Operations, Viking Electric Supply from 1998 to 1999;
                                                              consultant, Franklin Covey Company from 1993 to
                                                              1998. Mr. Ritterspach has 25 years of operations
                                                              experience as a senior executive in both
                                                              manufacturing and service businesses.
====================================================================================================================

There are no family relationships among any of the Registrant's directors or executive officers.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors," and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2002 fiscal year end in connection with the Registrant's 2002 annual meeting of shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2002 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2002 annual meeting of shareholders.

The following table provides information as of March 31, 2002 about the Registrant's equity compensation plans.

-------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES TO       WEIGHTED AVERAGE          NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE UNDER
                             OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS (EXCLUDING
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      SECURITIES REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                              (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans             87,416                     $.56                            249,130
approved by security
holders
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans              None                      None                             None
not approved by security
holders
-------------------------------------------------------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 2002 annual meeting of shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K.

          On April 18, 2002 a Form 8-K was filed reflecting the appointment of Lurie Besikof Lapidus & Company, LLP as independent public accountants to audit the financial statements for the fiscal year ended March 31, 2002. There were no disagreements reported with the former auditor.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BROADVIEW MEDIA, INC.
                                            (the "Registrant")

                                       By   s/ Kenneth Ritterspach
                                            ------------------------------------
Date: June 21, 2002                         Kenneth Ritterspach, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints KENNETH RITTERSPACH and DEAN BACHELOR his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

====================================================================================================================

                    Signature                                       Title                            Date

--------------------------------------------------------------------------------------------------------------------
                                                               CEO and Director                  June 21, 2002
                  Dean Bachelor                          (principal executive officer)
--------------------------------------------------------------------------------------------------------------------
                                                                  President                      June 21, 2002
                                                          (principal financial and
              Kenneth C. Ritterspach                         accounting officer)
--------------------------------------------------------------------------------------------------------------------

                 John C. Lorentzen                                 Director                      June 21, 2002

--------------------------------------------------------------------------------------------------------------------

                    Steve Lose                                     Director                      June 21, 2002
--------------------------------------------------------------------------------------------------------------------

                Gerald W. Simonson                                 Director                      June 21, 2002
--------------------------------------------------------------------------------------------------------------------

                   Nels Johnson                                    Director                      June 21, 2002
====================================================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)


                                  EXHIBIT INDEX
                                       For
                        Form 10-KSB for 2002 fiscal year

====================================================================================================================
      Exhibit
--------------------------------------------------------------------------------------------------------------------
        3           Registrant's Articles of Incorporation and Bylaws
--------------------------------------------------------------------------------------------------------------------
       3.1          Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 2000*
--------------------------------------------------------------------------------------------------------------------
       3.2          Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*
--------------------------------------------------------------------------------------------------------------------
       4.1          Rights Agreement dated as of July 31, 1998 between the Registrant and American
                    Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:
                        A.   Certificate of Designation of Series A Preferred Stock of Broadview Media, Inc.
                        B.   Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Broadview Media,
                             Inc., shall represent the Rights prior to the Distribution Date.
                        C.   Form of Right Certificate incorporated by reference to Exhibit 1 to the Registrant's
                             Form 8-A Registration Statement filed September 4, 1998.
--------------------------------------------------------------------------------------------------------------------
        10          Registrant's Material Contracts
--------------------------------------------------------------------------------------------------------------------
       10.1         Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago,
                    Illinois, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                    10-KSB for the fiscal year ended March 31, 1994
====================================================================================================================

====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
       10.3         1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*
--------------------------------------------------------------------------------------------------------------------
       10.4         Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Directors-- incorporated by reference to Exhibit 10.5 at the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999*
--------------------------------------------------------------------------------------------------------------------
       10.5         Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors - incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1996*
--------------------------------------------------------------------------------------------------------------------
       10.6         Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes - incorporated by reference to
                    Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended
                    September 30, 1996*
--------------------------------------------------------------------------------------------------------------------
       10.7         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis, MN - incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.*
--------------------------------------------------------------------------------------------------------------------
       10.8         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN -- incorporated by reference to Exhibit
                    10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31,
                    1998.*
--------------------------------------------------------------------------------------------------------------------
       10.9         Working Capital Line of Credit, dated April 20, 2000, between Registrant and Fidelity Bank--
                    incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 2000.*
--------------------------------------------------------------------------------------------------------------------
       10.11        Term Loan, dated April 20, 2000, between Registrant and Fidelity Bank --incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.*
--------------------------------------------------------------------------------------------------------------------
       10.12        Notice to Extend Lease, dated January 3, 2000, between Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN--incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001.*
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
       10.13        Extension dated June 20, 2001, of April 20,  2001  Working Capital Line of Credit with Fidelity
                    Bank,-- incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended June 30, 2001.*
--------------------------------------------------------------------------------------------------------------------
       10.14        Commercial Lease between Broadview Media, Inc. lessee and Haymarket Square Associates, Ltd., lessor dated April 18, 2001, for Unit 2H, 212 N. Sangamon, Chicago, IL.--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001. *
--------------------------------------------------------------------------------------------------------------------
       10.15        Extension dated August 31, 2001, of April 20, 2001 Working Line of Credit with Fidelity
                    Bank.--incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended September 30, 2001.*
--------------------------------------------------------------------------------------------------------------------
       10.16**      Management Agreement dated December 27, 2000 between the Company and Platinum
                    Group--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended December 31, 2001.*
--------------------------------------------------------------------------------------------------------------------
       10.17        Third Amendment to lease dated January 22, 2002, by and between American Osteopathic
                    Association, an Illinois not-for-profit corporation, and Registrant for premises at 142 Ontario
                    Street, Chicago, Illinois.
====================================================================================================================

====================================================================================================================
        11          Statement Regarding Computation of Per Share Earnings.  The required information is included in Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------------------------------------------
        13          Annual Report to Shareholders.  The portions of the Registrant's 2002 Annual Report to
                    Shareholders that are incorporated in this Form 10-KSB by reference.
--------------------------------------------------------------------------------------------------------------------

        21          Subsidiary of the Registrant
--------------------------------------------------------------------------------------------------------------------
                                     Name                                             State of Incorporation
--------------------------------------------------------------------------------------------------------------------
                    Broadview Media/Chicago, Inc.                                           Minnesota
--------------------------------------------------------------------------------------------------------------------

        23          Consent.
       23.1         Consent of Boulay, Heutmaker, Zibell & Co., PLLP
       23.2         Consent of Lurie Besikof Lapidus & Company, LLP
--------------------------------------------------------------------------------------------------------------------
        24          Power of Attorney.  Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB
--------------------------------------------------------------------------------------------------------------------

====================================================================================================================

*Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.
**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.