Form 10QSB
period 2002-06-30
BROADVIEW MEDIA INC
filed 2002-08-14
CIK 73048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2002
                             Commission File Number
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

                                     Yes  X              No
                                        -----              -----
    1,400,379 shares of $.01 par value common stock were outstanding at August 9, 2002.

    Transitional Small Business Disclosure Format (Check One):

                                      Yes               No  X
                                         -----            -----

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2002

PART I   Financial Information
    Item 1. Consolidated Financial Statements                                          Page No.
                                                                                       --------

         Balance Sheets as of June 30, 2002
         and March 31, 2002                                                               3

         Statements of Operations for the Three
         Months Ended June 30, 2002 and 2001                                              4

         Statements of Cash Flows for the Three
         Months Ended June 30, 2002 and 2001                                              5

         Notes to Consolidated Financial Statements                                       6

    Item 2. Management's Discussion and Analysis                                        7 & 8

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                                               9

                          Part I-Financial Information;
                    Item 1. Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                               June 30,           March 31,
                                                                                                 2002               2002
                                                                                             (Unaudited)
                                                  ASSETS                                     -------------------------------
Current Assets
      Cash and cash equivalents                                                              $   429,714         $    46,461
      Contract and trade receivables, less allowance for doubtful accounts
           of $279,900 and $277,500, respectively                                                341,666             549,403
      Estimated revenue in excess of billings on uncompleted contracts                           735,740             679,401
      Other                                                                                      229,425             131,956
                                                                                             -------------------------------
           Total Current Assets                                                                1,736,545           1,407,221

Property and Equipment, net                                                                      890,643             927,018

Deposits                                                                                          69,538              69,538
                                                                                             -------------------------------
                                                                                             $ 2,696,726         $ 2,403,777
                                                                                             ===============================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt; short-term debt; capital leases                  $   437,946         $   434,093
      Trade accounts payable                                                                     126,911             196,662
      Commissions, salaries and withholdings payable                                             187,221             125,811
      Other accrued expenses                                                                     114,283             127,198
      Customer deposits                                                                          947,576             581,383
      Deferred gain from building sale                                                            16,232              16,232
                                                                                             -------------------------------
           Total Current Liabilities                                                           1,830,169           1,481,379

Deferred Gain from Building Sale                                                                  48,695              52,754
Long-Term Debt                                                                                   225,000             225,000
Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                            --                  --
      Common stock, par value $.01 per share; authorized 10,000,000                               14,004              14,004
      shares, 1,400,379 shares at June 30, 2002 and March 31, 2002 issued and outstanding
      Additional paid-in capital                                                                 595,400             595,400
      Retained earnings (deficit)                                                                (16,542)             35,240
                                                                                             -------------------------------
                                                                                                 592,862             644,644
                                                                                             -------------------------------
                                                                                             $ 2,696,726         $ 2,403,777
                                                                                             ===============================


See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                               2002                       2001
                                                                           --------------------------------------
Revenues                                                                   $ 1,514,888                $ 1,905,071

Cost of Products and Services Sold                                           1,118,888                  1,603,361
                                                                           --------------------------------------

Gross Profit                                                                   396,000                    301,710

Selling, General and Administrative Expenses                                   433,031                    478,634
                                                                           --------------------------------------

Operating Loss                                                                 (37,031)                  (176,924)

Other Income (Expense)
    Interest expense                                                           (15,989)                   (29,299)
    Interest income                                                              1,238                     12,984
    Miscellaneous expense                                                           --                     (6,029)
                                                                           --------------------------------------
         Total other expense, net                                              (14,751)                   (22,344)
                                                                           --------------------------------------

Net Loss                                                                   $   (51,782)               $  (199,268)
                                                                           ======================================
Basic and Diluted Loss Per Share                                           $      (.04)               $      (.14)
                                                                           --------------------------------------


See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                 June 30,
                                                                                                        2002                2001
                                                                                                   ---------------------------------
       Net loss                                                                                    $   (51,782)         $  (199,268)
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:
           Depreciation and amortization for property and equipment                                     90,000              146,817
           Provision for losses on accounts receivable                                                   4,500                6,000
           Deferred gain from building sale                                                             (4,059)             (15,594)
           Changes in operating assets and liabilities
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                                    146,898             (122,903)
                Other assets                                                                           (97,469)               2,424
                Trade accounts payable and other accrued expenses                                      (21,256)             197,672
                Customer deposits                                                                      366,193             (369,658)
                                                                                                   ---------------------------------
                     Net cash provided (used) by operating activities                                  433,025             (354,510)

Investing Activities
        Purchases of property and equipment                                                            (53,625)             (23,450)
                                                                                                   ---------------------------------
                 Net cash used by investing activities                                                 (53,625)             (23,450)

Financing Activities
        Payments on short-term borrowings                                                              (79,565)             (69,184)
        Proceeds from short-term borrowings                                                             83,418                 --
        Stock options exercised                                                                           --                 18,822
                                                                                                   ---------------------------------
                 Net cash provided (used) by financing activities                                        3,853              (50,362)
                                                                                                   ---------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                                       383,253             (428,322)


Cash at Beginning of Period                                                                             46,461            1,310,547
                                                                                                   ---------------------------------

Cash at End of Period                                                                              $   429,714          $   822,225
                                                                                                   =================================

See notes to consolidated financial statements.

BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. ("the Company") as of June 30, 2001 and the three months ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of June 30, 2002 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2002.

Certain prior period amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net loss or stockholders' equity as previously presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these amounts.

2. Earnings (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                               Three Months Ended
                                                                                    June 30,
                                                                          2002                      2001
                                                                       -----------------------------------
Weighted-average number of common shares used
    in basic and diluted EPS                                           1,400,379                 1,383,889


All options and warrants were antidilutive for the three-month periods ended June 30, 2002 and 2001. Antidilutive options of 79,416 and warrants of 225,000 totaling 304,416 shares were not included in the computation of diluted earnings per share for the three month period ended June 30, 2002. Antidilutive options of 287,083 and warrants of 225,000 totaling 512,083 shares were not included in the computation of diluted earnings per share for the three month period ended June 30, 2001.

3. Related Party Transaction

The Company incurred $29,473 of legal expense as reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

Item 2. Management's Discussion and Analysis

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY

BUSINESS SUMMARY
Broadview Media, Inc. ("Broadview" or "the Company") is engaged in the creation and production of a wide range of communication products, primarily video and film based. There are three business groups that comprise the Company's operations: Entertainment, Corporate/Services, and Education. The Entertainment Group creates and produces television shows for cable networks. Corporate/Services develops communication products for corporations, associations and other organizations. The Education Group creates and produces educational products for large publishers plus proprietary products for sale through third party vendors.

CRITICAL ACCOUNTING POLICIES
Some of the most critical accounting policies include:
REVENUE RECOGNITION. Revenue is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion appropriate for work performed. Progress is generally based on physical progress of the various components in a production contract budget. Contracts range from one week to two years or more in duration. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of progress on contracts.

CONTRACT AND TRADE RECEIVABLES. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging date and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash provided by operations was $433,025. This was due primarily to an increase in customer deposits, a decrease in contract and trade receivables offset by increased other assets, lower trade payables and an operating loss of $51,782.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended June 30, 2002 were $1,514,888 compared to revenues of $1,905,071 for the corresponding period of the prior year, a 20.5% decrease. The revenue decrease of $390,183 was attributable to the Company's largest television show being in hiatus plus temporary delays in production on two other shows.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended June 30, 2002 totaled $1,118,888 compared to $1,603,361 in the corresponding period of the prior year. This decrease in the cost of sales of $484,473 was the result of reduced sales and lower variable costs as a result of reduced outside labor. The gross profit was 26.1% and 15.8% for the three months ended June 30, 2002 and 2001, respectively. This increase in gross profit of 10.3 points was the result of reduced variable costs and lower fixed costs reflecting staff reductions made during fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 2002 totaled $433,031 compared to $478,634 in the corresponding period of the prior year, a decrease of $45,603, or 9.5%. The decrease was due to staff reductions, prior year one-time charges for severance costs relating to staff reductions, reduced lease expense at an outside production location and lower creative development expense. Offsetting these reductions were legal fees of $29,473 relating to the reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

INTEREST EXPENSE
Interest expense for the three months ended June 30, 2002 totaled $15,989 compared to $29,299 in the corresponding period of the prior year, a decrease of $13,310, or 45.4%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

FORWARD LOOKING INFORMATION
This section contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envision," "plan," or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of the integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II -- OTHER INFORMATION;
Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits
         None
b)    Reports on Form 8-K
         None



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002             Broadview Media, Inc.

                                  (Registrant)


                                  By: /s/ Kenneth C. Ritterspach
                                     ------------------------------------------
                                     Kenneth C. Ritterspach,  President and COO