Form 10QSB
period 2002-09-30
BROADVIEW MEDIA INC
filed 2002-11-08
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2002
                             Commission File Number
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

         1,400,379 shares of $.01 par value common stock were outstanding at November 7, 2002.

         Transitional Small Business Disclosure Format (Check One):

                              Yes               No  X
                                  ---              ---

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2002


PART I   Financial Information

    Item 1. Consolidated Financial Statements                                        Page No.
                                                                                     --------
         Balance Sheets as of September 30, 2002
            and March 31, 2002                                                          3

         Statements of Operations for the Three and Six
         Months Ended September 30, 2002 and 2001                                       4

         Statements of Cash Flows for the Six
         Months Ended September 30, 2002 and 2001                                       5

         Notes to Consolidated Financial Statements                                     6

    Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                         7 & 8

   Item 3.  Controls & Procedures                                                       9

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                                             10

                          Part I-Financial Information
                    Item 1. Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                                                     September 30,        March 31,
                                                  ASSETS                                                2002                2002
                                                                                                    --------------------------------

Current Assets                                                                                       (Unaudited)
      Cash and cash equivalents                                                                      $   141,930         $    46,461
      Contract and trade receivables, less allowance for doubtful accounts
           of  $282,050 and $277,500, respectively                                                       248,367             549,403
      Estimated revenue in excess of billings on uncompleted contracts                                   462,068             679,401
      Other                                                                                              232,561             131,956
                                                                                                     -------------------------------
           Total Current Assets                                                                        1,084,926           1,407,221

Property and Equipment, net                                                                              847,076             927,018

Deposits                                                                                                  69,538              69,538
                                                                                                     -------------------------------
                                                                                                     $ 2,001,540         $ 2,403,777
                                                                                                     ===============================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt and capital leases                                        $   351,617         $   434,093
      Trade accounts payable                                                                             135,579             196,662
      Commissions, salaries and withholdings payable                                                     168,611             125,811
      Other accrued expenses                                                                             105,269             127,198
      Customer deposits                                                                                  537,414             581,383
      Deferred gain from building sale                                                                    16,232              16,232
                                                                                                     -------------------------------
           Total Current Liabilities                                                                   1,314,722           1,481,379

Other Long term liabilities                                                                               98,972              52,754

Long-Term Debt                                                                                           112,500             225,000

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                                     -                   -
      Common stock, par value $.01 per share; authorized 10,000,000                                       14,004              14,004
      shares, 1,400,379 shares at September 30, 2002 and March 31, 2002 issued and outstanding
      Additional paid-in capital                                                                         595,400             595,400
      Retained earnings (deficit)                                                                       (134,058)             35,240
                                                                                                     -------------------------------
            Total Stockholders' Equity                                                                   475,346             644,644
                                                                                                     -------------------------------
                                                                                                     $ 2,001,540         $ 2,403,777
                                                                                                     ===============================



See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                         September 30,                        September 30,
                                                                   2002               2001               2002              2001
Revenues                                                       $ 1,319,754        $ 1,666,929        $ 2,834,642        $ 3,572,000

Cost of Products and Services Sold                               1,005,103          1,418,261          2,123,991          3,021,622
                                                               --------------------------------------------------------------------

Gross Profit                                                       314,651            248,668            710,651            550,378

Selling, General and Administrative Expenses                       423,379            857,349            856,410          1,335,983
                                                               --------------------------------------------------------------------

Operating Loss                                                    (108,728)          (608,681)          (145,759)          (785,605)

Other Income (Expense)
    Interest expense                                               (14,511)           (17,465)           (30,500)           (46,764)
    Interest income                                                    723              4,297              1,961             17,281
    Miscellaneous income                                             5,000             22,388              5,000             16,359
                                                               --------------------------------------------------------------------
         Total other (income) expense, net                          (8,788)             9,220            (23,539)           (13,124)
                                                               --------------------------------------------------------------------

Net Loss                                                       $  (117,516)       $  (599,461)       $  (169,298)       $  (798,729)
                                                               ====================================================================
Basic and Diluted Loss Per Share                               $      (.08)       $      (.43)       $      (.12)       $      (.57)
                                                               --------------------------------------------------------------------




        See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                         Six Months Ended
                                                                                                            September 30,
                                                                                                      2002                  2001
                                                                                                  ---------------------------------
Operating Activities
       Net loss                                                                                   $  (169,298)          $  (798,729)
       Adjustments to reconcile net loss to net cash provided (used)
             by operating activities:
           Depreciation and amortization for property and equipment                                   184,000               293,634
           Provision for losses on accounts receivable                                                  9,000               137,152
           Deferred gain from building sale                                                            (8,118)              (13,464)
           Changes in operating assets and liabilities
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                                   509,369               739,151
                Other assets                                                                         (100,605)              (18,715)
                Trade accounts payable and other accrued expenses                                      14,124                (7,354)
                Customer deposits                                                                     (43,969)             (975,575)
                                                                                                  ---------------------------------
                     Net cash provided (used) by operating activities                                 394,503              (643,900)

Investing Activities
        Purchases of property and equipment                                                          (104,058)              (52,481)
        Net proceeds from sale of assets                                                                                      3,000
                                                                                                  ---------------------------------
                 Net cash used by investing activities                                               (104,058)              (49,481)

Financing Activities
        Payments on borrowings                                                                       (278,395)             (208,403)
        Proceeds from borrowings                                                                       83,419                   -
        Stock options exercised                                                                           -                  19,967
                                                                                                  ---------------------------------
                 Net cash provided (used) by financing activities                                    (194,976)             (188,436)
                                                                                                  ---------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                                       95,469              (881,817)


Cash at Beginning of Period                                                                            46,461             1,310,547
                                                                                                  ---------------------------------

Cash at End of Period                                                                             $   141,930           $   428,730
                                                                                                  =================================


      See notes to consolidated financial statements.

BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. ("the Company") as of September 30, 2002 and the three and six month periods ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2002 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet data at March 31, 2002 were derived from audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2002.

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

2. Earnings (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                    Three  Months Ended                   Six Months Ended
                                                                       September 30,                        September 30,
                                                                  2002               2001                 2002          2001
                                                               -----------------------------------------------------------------
Weighted-average number of common shares used                    1,400,379        1,403,364            1,400,379     1,393,213
in basic and diluted EPS


All options and warrants were antidilutive for the three and six month periods ended September 30, 2002 and 2001. Antidilutive options of 76,916 and warrants of 225,000 totaling 301,916 shares were not included in the computation of diluted earnings per share for the six month period ended September 30, 2002. Antidilutive options of 210,729 and warrants of 225,000 totaling 435,729 shares were not included in the computation of diluted earnings per share for the six month period ended September 30, 2001.

3. Related Party Transaction

During the first quarter of this fiscal year, the Company incurred $29,473 of legal expense as reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

4. MUSIC RIGHTS AGREEMENT

During the second quarter of 2002, the Company became aware of a dispute regarding licensing rights to music used in some of its television shows. In October 2002, the Company reached an agreement to resolve this dispute, resulting in an agreement to pay approximately $56,000 to the licensing company. The Company expects to incur expenses of approximately $10,000 related to the resolution. These costs have been accrued and included in the Consolidated Statement of Operations for the three and six months ended September 30, 2002.

Based on the agreement, the Company has committed to the following payments (which include the $56,000 resolution above and $21,000 for future rights to music that will be used by the Company) for the periods indicated:

                                                     Amount
                                                     ------
                  October 2002-March 2003            $10,615
                  Fiscal Year 2004                   $24,512
                  Fiscal Year 2005                   $24,512
                  Fiscal Year 2006                   $17,568

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES
Some of the most critical accounting policies include:
REVENUE RECOGNITION. Revenue is primarily recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion appropriate for work performed. Progress is generally based on physical progress of the various components in a production contract budget. Contracts range from one week to two years or more in duration. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of progress on contracts. Revenue on a small percentage of corporate and educational contracts is recognized on a completed contract basis.

CONTRACT AND TRADE RECEIVABLES. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging date and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash provided by operations was $394,503 for the six months ended September 30, 2002. This was due primarily to a decrease in contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts offset by increased other assets, lower trade payables, lower customer deposits and an operating loss of $169,298. Cash was used for purchases of capital expenditures and payment of current maturities of long-term debt. Management believes that the cash generated from future operations will allow the Company to continue operations in the normal course of business. The Company's future revenues are dependant on renewals of existing shows and/or the development of new programming.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended September 30, 2002 were $1,319,754 compared to revenues of $1,666,929 for the corresponding period of the prior year, a 20.8% decrease. The revenue decrease of $347,175 was attributable to the Company's largest television show being in hiatus plus temporary delays in production on two other shows.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 2002 totaled $1,005,103 compared to $1,418,261 in the corresponding period of the prior year. This decrease in the cost of sales of $413,158 was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. Included in the cost reduction was a "Snowbate" (a grant from the State of Minnesota that reimburses production companies for certain expenses related to television series produced in the State) rebate of $90,935 and $86,619 for the quarter ended September 30,2002 and 2001, respectively. The Company may be eligible for the grant in future years if the program is continued by the State. Also included in the quarter ended September 30, 2002 is a provision of $65,865 relating to a settlement of a music licensing agreement to cover perpetual music rights on previous episodes produced by the Company's Entertainment Group.

The gross profit was 23.8% and 14.9% for the three months ended September 30, 2002 and 2001, respectively. This increase in gross profit of 8.9 points was the result of reduced variable costs and lower fixed costs reflecting staff reductions made during the last half of fiscal 2002.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2002 totaled $423,379 compared to $857,349 in the corresponding period of the prior year, a decrease of $433,970, or 50.6%. The decrease was due to staff reductions in the last six months of fiscal year 2002, prior year one-time charges for legal expenses relating to severance costs due to staff reductions, reduced lease expense at an outside production location and lower creative development expense.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2002 totaled $14,511 compared to $17,465 in the corresponding period of the prior year, a decrease of $2,954, or 16.9%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the six months ended September 30, 2002 were $2,834,642 compared to revenues of $3,572,000 for the corresponding period of the prior year, a 20.6% decrease. The revenue decrease of $737,358 was attributable to the Company's largest television show being in hiatus plus temporary delays in production on two other shows.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 2002 totaled $2,123,991 compared to $3,021,622 in the corresponding period of the prior year. This decrease in the cost of sales of $897,631 was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. The gross profit was 25.1% and 15.4% for the six months ended September 30, 2002 and 2001, respectively. This increase in gross profit of 9.7 points was the result of reduced variable costs and lower fixed costs reflecting staff reductions made during the last half of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2002 totaled $856,410 compared to $1,335,983 in the corresponding period of the prior year, a decrease of $479,573, or 35.9%. The decrease was due to staff reductions, prior year one-time charges for legal expense relating to litigation, severance costs due to staff reductions, reduced lease expense at an outside production location and lower creative development expense. Offsetting these reductions were legal fees of $29,473 relating to the reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 2002 totaled $30,500 compared to $46,764 in the corresponding period of the prior year, a decrease of $16,264, or 34.8%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

ITEM 3. CONTROLS & PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.





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

PART II - OTHER INFORMATION;
Item 4.   Submission of Matters to a Vote of Security  Holders

(a)      The Annual Meeting of the Company's shareholders was held on July 19,
         2002.
(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

         Nominee                      Number of Votes For          Number of Votes Withheld
         -------                      -------------------          ------------------------
         Dean Bachelor                    1,255,135                         15,037
         Nels Johnson                     1,255,080                         15,092
         John Lorentzen                   1,255,135                         15,037
         Steven Lose                      1,255,080                         15,080
         Gerald W. Simonson               1,255,080                         15,037

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits
           See Exhibit Index on page following Certifications

b)       Reports on Form 8-K
           On August 14, 2002 the Company filed a Report on Form 8-K reporting under Item 9 the submission to the Securities and Exchange Commission of certifications under the Sarbanes-Oxley Act of 2002.









                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002            Broadview Media, Inc.

                                  (Registrant)


                                  By: /s/ Kenneth C. Ritterspach
                                      ----------------------------------------
                                      Kenneth C. Ritterspach,  President and COO


                                  And: /s/ H. Michael Blair
                                       ---------------------------------------
                                  H. Michael Blair, Chief Financial Officer

CERTIFICATIONS


I, Dean Bachelor, the Chief Executive Officer of Broadview Media, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadview Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


                                      /s/ Dean Bachelor
                                      --------------------------------------
                                      Dean Bachelor, Chief Executive Officer

CERTIFICATIONS


I, H. Michael Blair, Chief Financial Officer of Broadview Media, Inc certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Broadview Media, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002

                                  /s/ H. Michael Blair
                                  -----------------------------------------
                                  H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX
                              BROADVIEW MEDIA, INC.
                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2002



Exhibit           Description
-------           -----------

99.1              Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2              Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002