Form 10QSB
period 2002-12-31
BROADVIEW MEDIA INC
filed 2003-02-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                DECEMBER 31, 2002
                             Commission File Number
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

                                         Yes__X___                  No______

1,400,379 shares of $.01 par value common stock were outstanding At February 14, 2003.

Transitional Small Business Disclosure Format (Check One):

                                         Yes____           No___X___

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2002


PART I   Financial Information

    Item 1. Consolidated Financial Statements                                        Page No.

         Balance Sheets as of December 31, 2002
         and March 31, 2002                                                              3

         Statements of Operations for the Three and Nine
         Months Ended December 31, 2002 and 2001                                         4

         Statements of Cash Flows for the Nine
         Months Ended December 31, 2002 and 2001                                         5

         Notes to Consolidated Financial Statements                                      6-7

    Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                            7-9

    Item 3.  Controls and Procedures                                                     10

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8-K                                             11

                          Part I-Financial Information
                   Item 1. Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                                                December 31,         March 31,
                                                  ASSETS                            2002                2002
                                                                               --------------     --------------
Current Assets                                                                    (Unaudited)

      Cash and cash equivalents                                                $      156,220     $       46,461
      Contract and trade receivables, less allowance for doubtful accounts
           of $193,100 and $277,500, respectively                                     492,002            549,403
      Estimated revenue in excess of billings on uncompleted contracts                726,585            679,401
      Other                                                                           109,126            131,956
                                                                               --------------     --------------
           Total Current Assets                                                     1,483,933          1,407,221
Property and Equipment, net                                                           763,709            927,018

Deposits                                                                               69,538             69,538
                                                                               --------------     --------------
                                                                               $    2,317,180     $    2,403,777
                                                                               ==============     ==============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt and capital leases                  $      273,160     $      434,093
      Trade accounts payable                                                          281,846            196,662
      Commissions, salaries and withholdings payable                                  226,858            125,811
      Other accrued expenses                                                           87,122            127,198
      Customer deposits                                                               707,830            581,383
      Deferred gain from building sale                                                 16,232             16,232
                                                                               --------------     --------------
           Total Current Liabilities                                                1,593,048          1,481,379

Other Long term liabilities                                                            78,911             52,754

Long-Term Debt                                                                        112,500            225,000

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                   --                 --
      Common stock, par value $.01 per share; authorized 10,000,000                    14,004             14,004
      shares, 1,400,379 shares at December 31, 2002 and March 31, 2002 issued and outstanding
      Additional paid-in capital                                                      595,400            595,400
      Retained earnings (deficit)                                                     (76,683)            35,240
                                                                               --------------     --------------
            Total Stockholders' Equity                                                532,721            644,644
                                                                               --------------     --------------
                                                                               $    2,317,180     $    2,403,777
                                                                               ==============     ==============


See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         December 31,                      December 31,
                                                    2002             2001             2002              2001
                                                 -----------      -----------      -----------      -----------

Revenues                                         $ 1,643,182      $ 1,905,487      $ 4,477,824      $ 5,477,487

Cost of Products and Services Sold                 1,163,762        1,392,379        3,287,753        4,414,001
                                                 -----------      -----------      -----------      -----------

Gross Profit                                         479,420          513,108        1,190,071        1,063,486

Selling, General and Administrative Expenses         415,793          489,352        1,272,203        1,825,335
                                                 -----------      -----------      -----------      -----------

Operating Income (Loss)                               63,627           23,756          (82,132)        (761,849)

Other Income (Expense)
    Interest expense                                  (6,468)         (21,719)         (36,968)         (68,483)
    Interest income                                      216            1,218            2,177           18,499
    Miscellaneous income                                  --            1,035            5,000           17,394
                                                 -----------      -----------      -----------      -----------
         Total other income, net                      (6,252)         (19,466)         (29,791)         (32,590)
                                                 -----------      -----------      -----------      -----------

Net Income (Loss )                               $    57,375      $     4,290      $  (111,923)     $  (794,439)
                                                 ===========      ===========      ===========      ===========
Basic and Diluted Income (Loss) Per Share        $       .04      $       .00      $      (.08)     $      (.57)
                                                 -----------      -----------      -----------      -----------













See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                        Nine Months Ended
                                                                                           December 31,
                                                                                      2002            2001
                                                                                   -----------    -----------
Operating Activities
       Net loss                                                                    $  (111,923)   $  (794,439)
       Adjustments to reconcile net loss to net cash provided (used)
           by operating activities:
           Depreciation and amortization of property and equipment                     280,000        440,451
           Provision for losses on accounts receivable                                   9,000        143,152
           Deferred gain from building sale                                            (12,177)       (13,859)
           Changes in operating assets and liabilities
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                      1,218        666,412
                Other assets                                                            22,830        (91,747)
                Trade accounts payable, accrued expenses and other liabilities         184,489       (320,806)
                Customer deposits                                                      126,447       (730,188)
                                                                                   -----------    -----------
                     Net cash provided (used) by operating activities                  499,884       (701,024)

Investing Activities
        Purchases of property and equipment                                           (116,691)       (63,743)
        Net proceeds from sale of property and equipment                                    --          3,000
                                                                                   -----------    -----------
                 Net cash used by investing activities                                (116,691)       (60,743)

Financing Activities
        Payments on borrowings                                                        (356,852)      (309,853)
        Proceeds from borrowings                                                        83,419             --
        Stock options exercised                                                             --         20,010
                                                                                   -----------    -----------
                 Net cash used by financing activities                                (273,433)      (289,843)
                                                                                   -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                                       109,760     (1,051,610)

Cash and Cash Equivalents at Beginning of Period                                        46,461      1,310,547
                                                                                   -----------    -----------

Cash and Cash equivalents at End of Period                                         $   156,221    $   258,937
                                                                                   ===========    ===========

See notes to consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. and Subsidiary ("the Company") as of December 31, 2002 and for the three and nine month periods ended December 31, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2002 and the consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet at March 31, 2002 was derived from audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2002.

Certain prior period amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income (loss) or stockholders' equity as previously presented.

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

2. Earnings (Loss) Per Common Share

The number of shares used in the calculations of Basic and Diluted Income (Loss) Per Share (EPS) are as follows:


                                                           Three Months Ended          Nine Months Ended
                                                              December 31,                December 31,
                                                           2002           2001          2002          2001
                                                         ---------     ---------     ---------     ---------
Weighted-average number of common shares used            1,400,379     1,404,808     1,400,379     1,397,092
 in basic and dilutive EPS
Effect of dilutive stock options                                          66,953
                                                         ---------     ---------     ---------     ---------
Weighted-average number of common shares and
dilutive potential common stock used in dilutive EPS     1,400,379     1,471,761     1,400,379     1,397,092
                                                         ---------     ---------     ---------     ---------

All options and warrants were antidilutive for the three and nine-month periods ended December 31, 2002 and the nine-month period ended December 31, 2001. Antidilutive options of 76,416 and warrants of 225,000 totaling 301,416 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 2002. Antidilutive options of 20,463 and warrants of 225,000 totaling 245,463 shares were not included in the computation of diluted earnings per share for the three month period ended December 31, 2001. Antidilutive options of 87,416 and warrants of 225,000 totaling 312,416 shares were not included in the computation of diluted earnings per share for the nine month period ended December 31, 2001.

3. Related Party Transaction

During the first quarter of this fiscal year, the Company incurred $29,473 of legal expense as reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

4. Music Rights Agreement

During the second quarter of fiscal year 2003, the Company became aware of a dispute regarding licensing rights to music used in some of its television shows. In October 2002, the Company resolved this dispute, resulting in an agreement to pay approximately $56,000 to the licensing company. The Company expects to incur expenses of approximately $10,000 related to the resolution. These costs have been accrued and included in the Consolidated Statement of Operations for the nine months ended December 31, 2002.

Based on the agreement, the Company has committed to the following payments (which include the $56,000 resolution above and $21,000 for future rights to music that will be used by the Company) for the periods indicated: Amount October 2002-March 2003 $10,615 Fiscal Year 2004 $24,512 Fiscal Year 2005 $24,512 Fiscal Year 2006 $17,568

                                         Amount
                                        -------
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

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided by operations was $499,884 for the nine months ended December 31, 2002. This was due primarily to increased trade payables and customer deposits offset by an operating loss of $111,923 reduced by depreciation of $280,000. Cash was used for purchases of capital expenditures and payment of current maturities of long-term debt. The Company's future Entertainment revenues are dependent on renewals of existing shows and/or the development of new programming. Although there are active negotiations in progress for a new contract with a major network and for renewals of existing shows, the outcome of those negotiations is uncertain.. Accordingly, the Company is also actively pursuing additional sources of funding and strategic partners.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended December 31, 2002 were $1,643,182 compared to revenues of $1,905,487 for the corresponding period of the prior year, a 13.8% decrease. The revenue decrease of $262,305 was attributable to the lower Entertainment revenues, including temporary delays in production on two shows.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended December 31, 2002 totaled $1,163,762 compared to $1,392,379 in the corresponding period of the prior year. This decrease in the cost of sales of $228,617 was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor.

The gross profit was 29.2% and 26.9% for the three months ended December 31, 2002 and 2001, respectively. This increase in gross profit of 2.3 points was the result of reduced variable costs and lower fixed costs reflecting staff reductions made during the last half of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2002 totaled $415,793 compared to $489,352 in the corresponding period of the prior year, a decrease of $73,559, or 15.0%. The decrease was due to staff reductions in the last six months of fiscal year 2002 and reimbursement for improvement expenses incurred at our Chicago leased facility.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2002 totaled $6,468 compared to $21,719 in the corresponding period of the prior year, a decrease of $15,251, or 70.2%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the nine months ended December 31, 2002 were $4,477,824 compared to revenues of $5,477,487 for the corresponding period of the prior year, a 18.3% decrease. The revenue decrease of $999,663 was attributable to lower Entertainment revenues.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the nine months ended December 31, 2002 totaled $3,287,753 compared to $4,414,001 in the corresponding period of the prior year. This decrease in the cost of sales of $1,126,248 was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. The gross profit was 26.6% and 19.4% for the nine months ended December 31, 2002 and 2001, respectively. This increase in gross profit of 7.2 points was the result of reduced variable costs and lower fixed costs reflecting staff reductions made during the last half of fiscal 2002. Included in the cost reduction was a "Snowbate" (a grant from the State of Minnesota that reimburses production companies for certain expenses related to television series produced in the State) rebate of $90,935 and $86,619 for the nine months ended December 31, 2002 and 2001, respectively. The Company may be eligible for the grant in future years if the program is continued by the State. Also included in the nine months ended December 31, 2002 is a provision of $65,865 relating to a settlement of a music licensing agreement to cover perpetual music rights on previous episodes produced by the Company's Entertainment Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2002 totaled $1,272,203 compared to $1,825,335 in the corresponding period of the prior year, a decrease of $553,132, or 30.3%. The decrease was due to staff reductions, prior year one-time charges for legal expense relating to litigation, severance costs due to staff reductions, reduced lease expense at an outside production location and lower creative development expense. Offsetting these reductions were legal fees of $29,473 relating to the reimbursement to a Board Member for expenses incurred on the Company's behalf to obtain a final settlement (including purchase of Company shares by the Board Member) with a former officer of the Company.

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2002 totaled $36,968 compared to $68,483 in the corresponding period of the prior year, a decrease of $31,515, or 46.0%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

Item 3. Controls and Procedures.

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

Part II - OTHER INFORMATION
              Item 4.   Submission of Matters to a Vote of Security Holders
              None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
     See Exhibit Index on page following Certifications








                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003             Broadview Media, Inc.

                                (Registrant)

                                By: /s/ Kenneth C. Ritterspach
                                   ------------------------------------------
                                   Kenneth C. Ritterspach,  President and COO


                                And: /s/ H. Michael Blair
                                   ------------------------------------------
                                   H. Michael Blair, Chief Financial Officer

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

Date: February 14, 2003

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

Date: February 14, 2003

                                   /s/ H. Michael Blair
                                   -----------------------------------------
                                   H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX
                              BROADVIEW MEDIA, INC.
                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2002


Exhibit           Description
-------           -----------
99.1              Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2              Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002