Form 10KSB
period 2003-03-31
BROADVIEW MEDIA INC
filed 2003-06-26
CIK 73048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                              Commission File
ended March 31, 2003                                             Number: 0-8505

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

                   ------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.01

                   ------------------------------------------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended March 31, 2003 were $5,321,518.

         The aggregate market value of the Common Stock held by shareholders other than officers, directors or holders of more than 5% of the outstanding stock of the registrant as of June 18, 2003 was approximately $4,828,846 (based upon the closing sale price of the registrant's Common Stock on such date).

         Shares of $.01 par value Common Stock outstanding at June 18, 2003:
2,222,379

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2003 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

         On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.

Narrative Description of Business.

         Principal Products and Services. The Registrant is engaged in the creation and production of communication products, primarily video and film-based products. There are three business groups that comprise the Registrant's operations: Entertainment, Media Production (formerly identified as Corporate/Services), and Education. The Entertainment Group creates and produces television shows for cable networks. Media Production develops communication products for corporations, associations and other organizations. The Education Group creates and produces educational products for large publishers plus proprietary products for sale through third party vendors and under its own brand (Media Rich Learning).

         The ENTERTAINMENT GROUP currently has two series in production airing on the Home and Garden Television ("HGTV") cable network channel: Before and After and New Spaces. These are renewals of successful, ongoing productions. Before and After is contracted throughout FY04 and into the first quarter of FY05. New Spaces will be up for renewal in FY04. The Company produced its first special for the History Channel in FY03: Hunt for the Lost Squadron. A contract for a fifth production term of TIPical Mary Ellen, which also aired on HGTV, was completed by the Company in FY03. The number of episodes to be produced in FY04, if any, has not been determined.

         The Company is an established vendor in the entertainment arena, having produced more than 1100 episodes for seven different networks in the past six years. It has established relationships with several cable networks and is actively promoting new show proposals for these networks. In addition, the Company has a process to receive and evaluate show treatments for ideas that are presented to it by outside producers. The Company believes that access to both Chicago and Twin Cities talent and the existence of complete studio facilities in both cities enhance its competitive position.

         The MEDIA PRODUCTION GROUP develops and produces video products for corporations, associations, nonprofit organizations, and marketing agencies. In addition, the Company sells field production, satellite media tours, and post production services in Chicago. Two key elements in marketing Media Production Group products and services are the Company's capabilities in interactive technologies and its ability to respond quickly to clients with full-service, in-house resources. In addition, the Company produces corporate training videos, marketed through a strategic partnership with a Twin Cities-based major distributor of corporate training videos.

         The EDUCATION GROUP provides contract media production services to educational publishers, museums and other educational users. In addition, the Company independently develops educational content for sale and distribution.

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

         Markets and Distribution. The primary market for the Entertainment Group consists of lifestyle cable television networks, which are located throughout the United States. The Education market includes all major United States publishers. For the Media Production Group, customers are located throughout the United States, although a majority is located in the north central portion of the United States. The Registrant uses its own internal sales force in all three business groups. Additionally, it uses a third-party distributor for the training portion of its Media Production business and an independent sales representative company for television shows.

         Status of New Products or Services. During the year ended March 31, 2003, the Registrant produced its first corporate training video and plans to add 1-2 videos in FY04.

         In March 2003, Minnesota businessman Terry Myhre invested in Broadview Media, becoming the single Company's largest shareholder, and also was elected to the Company's Board of Directors. Mr. Myhre owns Minnesota School of Business and Globe College (MSB/GC), privately owned schools offering career-focused training. Minnesota School of Business has three campuses located in Richfield, Plymouth and Brooklyn Center, Minnesota. Globe College is located in Oakdale, Minnesota. Minnesota School of Business and Globe College have been educating students for more than one hundred years and currently have a combined enrollment of 2,600 students.

         The Company anticipates that the relationship with MSB/GC will provide the following revenue opportunities, some of which will likely be realized in FY04:

         a. Being a workshop location for students enrolled in a new Digital Video Training Center, a new program to be offered by MSB/GC in the Fall 2003.

         b. Providing video support for the Center for Professional Development, another new program at MSB/GC.

         c. Creating medical patient education videos to be distributed through the Center for Professional Development.

         d.       Producing commercials for MSB/GC.

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

         Dependence on One or a Few Customers. During FY03 and FY02, the Registrant derived approximately 63% and 77%, respectively, of its revenues from two customers, HGTV 53% and Scott Foresman 10% in 2003, and HGTV 63% and Tribune Entertainment 13% in 2002.

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

         Research and Development. In FY03 and FY02, the Registrant invested approximately $109,000 and $147,000, respectively, in research activities relating to the development of new products and services, primarily in the area of new media and entertainment programming. These investments were expensed as incurred.

         Effect of Environmental Regulation. To management's knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which by the Registrant has had or is expected to have a material effect upon the capital expenditures, earnings and competitive position of the Registrant.

         Employees. At May 31, 2003, the Registrant employed 29 full time employees.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Registrant's principal properties are as follows:

         Location                     General Description                      Manner of Ownership
----------------------------       -------------------------       -----------------------------------------
4455 West 77th Street              20,000 square feet;             Lease expires June 30, 2006. See Notes to
Minneapolis, Minnesota             office and production           Consolidated Financial Statements.
                                   facility.
----------------------------       -------------------------       -----------------------------------------
4000 West 76th Street              3,000 square feet; office       Lease expires September 30, 2007.
Minneapolis, Minnesota             and production facility.        See Notes to Consolidated Financial
                                   The Company uses and            Statements.
                                   periodically rents the
                                   space to other parties.
----------------------------       -------------------------       -----------------------------------------
142 E. Ontario Street              7,500 square feet; office       Lease expires May 31, 2012. See Notes
Chicago, Illinois                  and production facility.        to Consolidated Financial Statements.
----------------------------       -------------------------       -----------------------------------------
----------------------------       -------------------------       -----------------------------------------

         In June 1998, the Registrant entered into a sale-leaseback transaction with Lindue LLC, a Minnesota limited liability company owned by a former member of the Registrant's Board of Directors, involving two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street. Proceeds from the sale-leaseback were $1.6 million. Under the terms of the non-cancelable lease for the property at 4455 West 77th Street, which commenced June 1998 and was to terminate on June 30, 2001, monthly rent increased yearly by 2.5%. The lease has been extended through June 30, 2006. Until June 30, 2003, monthly rent will be $11,285 at which time it will increase to $11,568.

         Under the terms of the non-cancelable lease for the property at 4000 West 76th Street that commenced in September 2002 and expires in September 2007, monthly rent will be $1,995 per month until September 2004, $2,072 per month until September 2006, and $2,149 per month until September 2007. The property was previously leased on a month-to-month basis.

         Under the terms of the non-cancelable lease for the property at 142 East Ontario Street in Chicago that commenced April 2002 and extended to May 31, 2012, monthly rent is $15,646 for the first year beginning May 1, 2002 and increases yearly by 3%.

         The Registrant believes its properties to be in good condition and adequate for its present and foreseeable operations.

ITEM 3.           LEGAL PROCEEDINGS

         The Registrant is not a party to any pending legal proceedings

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2003 fiscal year.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A portion of the information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2003 Annual Report to Shareholders.

         On March 25, 2003, the Company sold 800,000 shares of Common Stock to various investors in a private transaction for $0.65 per share. In addition to the purchase of shares, the investors received Common Stock Purchase Warrants to purchase an additional 400,000 shares at an exercise price of $1.25 per share. The securities were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D adopted pursuant to the Act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2003 Annual Report to Shareholders.

ITEM 7.           FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appears in the Registrant's 2003 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 18, 2002, the Company filed a Form 8-K announcing the appointment of Lurie Besikof Lapidus & Company, LLP as independent public accountants to audit the financial statements for the fiscal year ended March 31, 2002. The information required by Item 8 is incorporated by reference to this Form 8-K.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

=======================================================================================================
                                   Present Position(s)
        Name of                           with
   Executive Officer       Age         Registrant                      Business Experience
-------------------------------------------------------------------------------------------------------
Dean Bachelor              54     Chief Executive         Chairman of the Board and CEO of the
                                  Officer, Chairman of    Registrant since January 2001. Founder
                                  Board of Directors      and managing partner of Platinum Group,
                                                          a Twin Cities based management and
                                                          merchant banking firm, from 1981 to
                                                          present. Mr. Bachelor has also served as a
                                                          board member and CEO of numerous
                                                          firms.
-------------------------------------------------------------------------------------------------------
Kenneth Ritterspach        61     President, Chief        President and Chief Operating Officer of the
                                  Operating Officer       Registrant since February 9, 2001.
                                                          Consultant with Platinum Group since 1999;
                                                          Vice President of Operations, Viking Electric
                                                          Supply from 1998 to 1999; consultant, Franklin
                                                          Covey Company from 1993 to 1998. Mr. Ritterspach
                                                          has 25 years of operations experience as a senior
                                                          executive in both manufacturing and service businesses.
-------------------------------------------------------------------------------------------------------
H. Michael Blair           58     Chief Financial         CFO of Registrant since October 1, 2001.
                                  Officer                 Independent CPA and business consultant
                                                          since May, 2000. CFO, United Market
                                                          Services, Ind., 1989-2000.
=======================================================================================================

         There are no family relationships among any of the Registrant's directors or executive officers.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors," and the information relating to compliance with Section 16 (a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," which sections appear in the Registrant's definitive Proxy

Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2003 fiscal year end in connection with the Registrant's 2003 Annual Meeting of Shareholders.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

         The following table provides information as of March 31, 2003 about the Registrant's equity compensation plans.

----------------------------------------------------------------------------------------------------------------------

                             NUMBER OF SECURITIES TO      WEIGHTED AVERAGE          NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE      EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE UNDER
                             OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    EQUITY COMPENSATION PLANS (EXCLUDING
                               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       SECURITIES REFLECTED IN COLUMN (a))
----------------------------------------------------------------------------------------------------------------------
                                      (a)                        (b)                              (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans            73,266                      $.53                            263,280
approved by security
holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans              None                      None                               None
not approved by security
holders
----------------------------------------------------------------------------------------------------------------------

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. See "Exhibit Index" on page following signatures.

         (b)      Reports on Form 8-K.

                  No Current Reports on Form 8-K were filed by the Company during the fourth fiscal quarter ender March 31, 2003.

ITEM 14.          CONTROLS AND PROCEDURES

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this Annual Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BROADVIEW MEDIA, INC.
                                                (the "Registrant")

                                            By: /s/ Kenneth Ritterspach
                                                -------------------------------
Date: June 26, 2003                             Kenneth Ritterspach, President &
                                                Chief Operating Officer

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

==========================================================================================

             Signature                          Title                           Date
------------------------------------------------------------------------------------------
                                             Chairman and CEO                June 20, 2003
                                      (principal executive officer)
   /s/   Dean Bachelor
   ------------------------------
         Dean Bachelor
------------------------------------------------------------------------------------------

  /s/ Kenneth C. Ritterspach          President and COO                    June 20, 2003
  -------------------------------
      Kenneth C. Ritterspach
------------------------------------------------------------------------------------------

                                        Chief Financial Officer              June 20, 2003
  /s/  H. Michael Blair
  -------------------------------
       H. Michael Blair
------------------------------------------------------------------------------------------

                                               Director                      June 20, 2003
  /s/    John C. Lorentzen
  ------------------------------
         John C. Lorentzen
------------------------------------------------------------------------------------------

                                               Director                      June 20, 2003
  /s/   Steve Lose
  ------------------------------
        Steve Lose
------------------------------------------------------------------------------------------

                                               Director                      June 20, 2003
   /s/    Tom Tucker
  -----------------------------
          Tom Tucker
------------------------------------------------------------------------------------------

                                               Director                      June 20, 2003
  /s/  Gerald W. Simonson
  -----------------------------
       Gerald W. Simonson
------------------------------------------------------------------------------------------

                                               Director                      June 20, 2003
  /s/   Nels Johnson
  -----------------------------
        Nels Johnson
==========================================================================================

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Dean Bachelor, the Chief Executive Officer of Broadview Media, Inc., certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Broadview Media, Inc.;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report!(the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 26, 2003

                                       /s/ Dean Bachelor
                                       -----------------------------------------
                                       Dean Bachelor, Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, H. Michael Blair, Chief Financial Officer of Broadview Media, Inc certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Broadview Media, Inc.;

         2. Based on my knowledge, this quarterly report des not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report!(the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 26, 2003

                                      /s/ H. Michael Blair
                                      ------------------------------------------
                                      H. Michael Blair, Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)

                       -----------------------------------

                                  EXHIBITINDEX
                                       For
                        Form 10-KSB for 2003 fiscal year

                       -----------------------------------

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

                       C.  Form of Right Certificate

               -- incorporated by reference to Exhibit 1 to the Registrant's
                  Form 8-A
               Registration
               Statement filed September 4, 1998

   10          Registrant's Material Contracts

  10.1         Lease, dated January 31, 1994, covering facility at 142 East
               Ontario Street, Chicago, Illinois--incorporated by reference to
               Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994

Exhibit
 10.3 1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*

 10.4 Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Directors--incorporated by reference to Exhibit 10.5 at the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999*

 10.5 Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form
              10-QSB for the quarter ended September 30, 1996*

 10.6 Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996*

 10.7         Lease Agreement, dated June 24, 1998, between the Registrant and
              Lindue, LLC relating to property at 4000 West 76th Street,
              Minneapolis, MN--incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

 10.8         Lease Agreement, dated June 24, 1998, between the Registrant and
              Lindue, LLC relating to property at 4455 West 77th Street,
              Minneapolis, MN--incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

 10.9         Working Capital Line of Credit, dated April 20, 2000, between
              Registrant and Fidelity Bank--incorporated by reference to
              Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000*

 10.11         Term Loan, dated April 20, 2000, between Registrant and Fidelity
               Bank--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000*

 10.12         Notice to Extend Lease, dated January 3, 2000, between
               Registrant and Lindue, LLC relating to property at 4455 West
               77th Street, Minneapolis, MN--incorporated by reference to
               Exhibit 10.12 to the Registrant's Annual Report on Form
               10-KSB for the year ended March 31, 2001*

 10.13         Extension dated June 20,2001, of April 20, 2001 Working Capital
               Line of Credit with Fidelity Bank--incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001*

 10.14         Commercial Lease between Broadview Media, Inc. lessee and
               Haymarket Square Associates, Ltd., lessor dated April 18,2001, for Unit 2H, 212 N. Sangamon, Chicago, IL--incorporated by reference to Exhibit 10.2 to the Registrant's

Exhibit
               Quarterly Report on Form 10-QSB for the quarter ended June 30,
               2001*

 10.15         Extension dated August 31,2001, of April 20, 2001 Working Line of
               Credit with Fidelity Bank--incorporated by reference to Exhibit
               10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001*

 10.16** Management Agreement dated December 27, 2000 between the Company and Platinum Group--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001*

 10.17 Third Amendment to lease dated January 22, 2002, by and between American Osteopathic Association, an Illinois not-for-profit corporation, and Registrant for premises at 142 Ontario Street, Chicago, Illinois

 10.18 Securities Purchase Agreement dated March 25, 2003, by and between Broadview Media, Inc. and Terry Myhre--incorporated by reference to Exhibit 1 to Schedule 13D filed by Terry Myhre on May 9, 2003

 10.19 Registration Rights Agreement dated March 25, 2003, by and between Broadview Media, Inc. and Terry Myhre,
               Buyer--incorporated by reference to Exhibit 2 to Schedule 13D filed by Terry Myhre on May 9, 2003

 10.20         Common Stock Purchase Warrant dated March 25, 2003, granted by
               Broadview Media, Inc. to Terry Myhre--incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003

 11 Statement Regarding Computation of Per Share Earnings. The required information is included in Notes to Consolidated
               Financial Statements

 13            Annual Report to Shareholders. The portions of the Registrant's
               2003 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference***

 21            Subsidiary of the Registrant

                           Name                        State of Incorporation
               Broadview Media/Chicago, Inc.                  Minnesota

 23            Consent.
 23.1          Consent of Lurie Besikof Lapidus & Company, LLP***

 24 Power of Attorney. Powers of Attorney from directors of the Registrant are included as part of the "Signatures" page of this Form 10-KSB***

 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

 99.3 Form 8-K filed April 18, 2002 regarding change in independent auditors.*

*Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.

**Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

***Filed herewith