Form 10QSB
period 2003-06-30
BROADVIEW MEDIA INC
filed 2003-08-13
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2003
                             Commission File Number
                                     0-8508

                              BROADVIEW MEDIA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         Minnesota                                         41-0641789
-------------------------------                       ----------------------
(State or other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                       Identification Number)


         4455 West 77th Street
             Minneapolis, MN                                   55435
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


Issuer's telephone number including Area Code: 952-835-4455

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

2,222,379 shares of $.01 par value common stock were outstanding at August 11, 2003.

Transitional Small Business Disclosure Format (Check One):

                                 Yes [ ] No [X]

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2003


                                                                          Page No.
                                                                          --------
PART I   FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements

         Balance Sheets as of June 30, 2003
         and March 31, 2003                                                  3

         Statements of Operations for the Three
         Months Ended June 30, 2003 and 2002                                 4

         Statements of Cash Flows for the Three
         Months Ended June 30, 2003 and 2002                                 5

         Notes to Consolidated Financial Statements                          6

    Item 2. Management's Discussion and Analysis or Plan of Operations     7 - 8

    Item 3. Controls and Procedures                                          8

PART II  Other Information

    Item 6. Exhibits and Reports on Form 8K                                  9

                          Part I-Financial Information;
                    Item 1. Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                         June 30,
                                                                                           2003          March 31,
                                                                                        (Unaudited)         2003
                                                                                        ----------      ----------
                             ASSETS
Current Assets
      Cash and cash equivalents                                                           $407,575        $138,925
      Contract and trade receivables, less allowance for doubtful accounts
           of $17,800 and $16,900, respectively                                            302,805          24,575
      Estimated revenue in excess of billings on uncompleted contracts                     127,547         777,015
      Stock subscription receivable                                                            -           420,000
      Other                                                                                138,869          39,252
                                                                                        ----------      ----------
           Total Current Assets                                                            976,796       1,399,767

Property and Equipment, net                                                                602,885         675,083

Deposits                                                                                    69,538          69,538
                                                                                        ----------      ----------
                                                                                        $1,649,219      $2,144,388
                                                                                        ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt and short-term debt                            $243,855        $225,948
      Trade accounts payable                                                               144,706         176,231
      Commissions, salaries and withholdings payable                                       165,561         116,477
      Other accrued expenses                                                               108,138         110,126
      Customer deposits                                                                    325,605         555,224
      Deferred gain from building sale                                                      16,232          16,232
                                                                                        ----------      ----------
           Total Current Liabilities                                                     1,004,097       1,200,238

Deferred Gain from Sale of Building                                                         32,459          36,518

Long-Term Debt                                                                             112,500         112,500

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                      -                -
      Common stock, par value $.01 per share; authorized 10,000,000                         22,224          22,004
      shares, 2,222,379 and 2,200,379 shares issued and outstanding
      Additional paid-in capital                                                         1,116,855       1,107,400
      Accumulated deficit                                                                 (638,916)       (334,272)
                                                                                        ----------      ----------
                                                                                           500,163         795,132
                                                                                        ----------      ----------
                                                                                        $1,649,219      $2,144,388
                                                                                        ==========      ==========


See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                    2003                 2002
                                                                 ----------          -----------
Revenues                                                           $886,752           $1,514,888

Cost of Products and Services Sold                                  802,835            1,118,888
                                                                 ----------          -----------
Gross Profit                                                         83,917              396,000

Selling, General and Administrative Expenses                        379,940              433,031
                                                                 ----------          -----------
Operating Loss                                                     (296,023)             (37,031)

Other Income (Expense)
    Interest expense                                                 (9,180)             (15,989)
    Interest income                                                     559                1,238
                                                                 ----------          -----------
         Total Other Expense, net                                   ( 8,621)            ( 14,751)
                                                                 ----------          -----------
Net Loss                                                          $(304,644)            $(51,782)
                                                                 ----------          -----------
Basic and Diluted Loss Per Common Share                               $(.14)               $(.04)
                                                                 ----------          -----------



See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                    June 30,
                                                                                             2003             2002
                                                                                           ----------         ---------
Operating Activities
       Net loss                                                                             $(304,644)         $(51,782)
       Adjustments to reconcile net loss to net cash provided (used) by operating activities:
           Depreciation                                                                        72,198            90,000
           Provision for losses on accounts receivable                                            900             4,500
           Deferred gain from building sale                                                    (4,059)           (4,059)
           Changes in operating assets and liabilities:
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                           370,338           146,898
                Other assets                                                                  (99,617)          (97,469)
                Trade accounts payable and other accrued expenses                              15,571           (21,256)
                Customer deposits                                                            (229,619)          366,193
                                                                                           ----------         ---------
                     Net cash provided by operating activities                                241,068           433,025
Investing Activities
        Purchases of property and equipment                                                       -             (53,625)
Financing Activities
        Collection of stock subscription receivable                                           420,000               -
        Payments on short-term borrowings                                                     (73,556)          (79,565)
        Proceeds from short-term borrowings                                                    91,463            83,418
        Stock options exercised                                                                 9,675               -
                                                                                           ----------         ---------
                 Net cash provided by financing activities                                     27,582             3,853
                                                                                           ----------         ---------

Increase in Cash and Cash Equivalents                                                         268,650           383,253
Cash at Beginning of Period                                                                   138,925            46,461
                                                                                           ----------         ---------
Cash at End of Period                                                                        $407,575          $429,714
                                                                                           ==========         =========

                 See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. ("the Company") as of June 30, 2003 and the three months ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of June 30, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2003.

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

2. Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                             2003                      2002
                                                          ---------                 ---------
Weighted-average number of common shares used
    in basic and diluted EPS                              2,205,698                 1,400,379


All options and warrants were antidilutive for the three-month periods ended June 30, 2003 and 2002. Antidilutive options of 51,266 and warrants of 225,000 totaling 276,266 shares were not included in the computation of diluted EPS for the three month period ended June 30, 2003. Antidilutive options of 79,416 and warrants of 225,000 totaling 304,416 shares were not included in the computation of diluted EPS for the three month period ended June 30, 2002.

3. Commitment -

In June 2003, the Company was notified by the Platinum Group that the Agreement to provide management services would be discontinued. The Company will pay $80,000 through the end of the contractual obligation.

4. Subsequent Event -

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with Terry Myhre, a principal shareholder and director, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. On July 31, 2003, $150,000 was advanced under this line of credit.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY

BUSINESS SUMMARY

Broadview Media, Inc. ("Broadview" or "the Company") is engaged in the creation and production of a wide range of communication products, primarily video and film based. There are three business groups that comprise the Company's operations: Entertainment, Media Production, and Education. The Entertainment Group creates and produces television shows for cable networks. Media Production develops communication products for corporations, associations and other organizations. The Education Group creates and produces educational products for large publishers plus proprietary products for direct sale and through third party vendors.

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

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided by operations was $241,068. This was due primarily to a decrease in stock subscriptions receivable and reduced contract and trade receivables offset by lower customer deposits and an operating loss of $304,644.

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with Terry Myhre, a principal shareholder and director, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. On July 31, 2003, $150,000 was advanced under this line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended June 30, 2003 were $886,752 compared to revenues of $1,514,888 for the corresponding period of the prior year, a 41.5% decrease. The revenue decrease of $628,136 was attributable to reduced revenue in the Entertainment division, reflecting discontinuance of the Company's largest television show and temporary delays in production on one other show.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 2003 totaled $802,835 compared to $1,118,888 in the corresponding period of the prior year. This decrease in the cost of sales of $316,053 was the result of reduced sales. The gross profit was 9.5% and 26.1% for the three months ended June 30, 2003 and 2002, respectively. This decrease in gross profit of 16.6 points was the result of fixed costs spread over a lower sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2003 totaled $379,940 compared to $433,031 in the corresponding period of the prior year, a decrease of $53,091, or 12.3%. The decrease was due to staff reductions. Offsetting these reductions were increased business development expense for development and sale of Entertainment shows.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 totaled $9,180 compared to $15,989 in the corresponding period of the prior year, a decrease of $6,809, or 42.6%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

FORWARD LOOKING INFORMATION

This quarterly report contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envision," "plan," or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of the integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 ("Exchange Act"), as amended) as of the end of the period of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           See Exhibit Index following signature page

        b) Reports on Form 8-K

           On June 12, 2003, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its 2003 fiscal year financial results.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003                       Broadview Media, Inc.
                                            (Registrant)


                                            By: /s/ Kenneth C. Ritterspach
                                                --------------------------------
                                                Kenneth C. Ritterspach,
                                                President


                                            And: /s/ H. Michael Blair
                                                 -------------------------------
                                                 H. Michael Blair,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

                              BROADVIEW MEDIA, INC.

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2003

Exhibit           Description
-------           -----------
 31.1             Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
 31.2             Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
 32.1             Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
 32.2             Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002