Form 10QSB
period 2003-09-30
BROADVIEW MEDIA INC
filed 2003-11-13
CIK 73048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2003
                             Commission File Number
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

                                          Yes__X___         No______

     2,237,995 shares of $.01 par value common stock were outstanding at November 7, 2003.

     Transitional Small Business Disclosure Format (Check One):

                                          Yes____           No___X___

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2003

PART I   Financial Information

    Item 1. Condensed Consolidated Financial Statements                              Page No.
                                                                                     --------

            Condensed Balance Sheets as of September 30, 2003
            and March 31, 2003                                                          3

            Condensed Statements of Operations for the Three and Six
            Months Ended September 30, 2003 and 2002                                    4

            Condensed Statements of Cash Flows for the Six
            Months Ended September 30, 2003 and 2002                                    5

            Notes to Condensed Consolidated Financial Statements                        6

    Item 2. Management's Discussion and Analysis or Plan of Operation                 7 & 8

    Item 3. Controls and Procedures                                                     9

PART II  Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                         10

    Item 6. Exhibits and Reports on Form 8-K                                            10


                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                                            September 30,          March 31,
                                       ASSETS                                                   2003                 2003
                                                                                             -----------          -----------
Current Assets                                                                               (Unaudited)
      Cash and cash equivalents                                                              $   112,765          $   138,925
      Contract and trade receivables, less allowance for doubtful accounts
           of  $22,900 and $16,900, respectively                                                 318,420               24,575
      Estimated revenue in excess of billings on uncompleted contracts                           187,524              777,015
      Stock subscription receivable                                                                    -              420,000
      Other                                                                                      105,621               39,252
                                                                                             -----------          -----------
           Total Current Assets                                                                  724,330            1,399,767

Property and Equipment, net                                                                      530,687              675,083

Deposits                                                                                          69,538               69,538
                                                                                             -----------          -----------
                                                                                             $ 1,324,555          $ 2,144,388
                                                                                             ===========          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt and short term debt                               $   269,014          $   225,948
      Trade accounts payable                                                                     136,862              176,231
      Commissions, salaries and withholdings payable                                             124,738              116,477
      Other accrued expenses                                                                      88,347              110,126
      Customer deposits                                                                           60,450              555,224
      Deferred gain from building sale                                                            16,232               16,232
                                                                                             -----------          -----------
           Total Current Liabilities                                                             695,643            1,200,238


Deferred Gain from Sale of Building                                                               28,400               36,518

Long-Term Debt                                                                                   250,000              112,500

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                               -                    -
      Common stock, par value $.01 per share; authorized 10,000,000
      shares, 2,237,995 and 2,200,379 shares issued and outstanding                               22,380               22,004
      Additional paid-in capital                                                               1,123,510            1,107,400
      Accumulated deficit                                                                       (795,378)            (334,272)
                                                                                             -----------          -----------
                                                                                                 350,512              795,132
                                                                                             -----------          -----------
                                                                                             $ 1,324,555          $ 2,144,388
                                                                                             ===========          ===========


       See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                  September 30,                     September 30,
                                                             2003              2002             2003              2002

Revenues                                                 $   913,307       $ 1,319,754       $ 1,800,059       $ 2,834,642

Cost of Products and Services Sold                           717,775         1,005,103         1,520,610         2,123,991
                                                         ------------------------------------------------------------------

Gross Profit                                                 195,532           314,651           279,449           710,651

Selling, General and Administrative Expenses                 344,006           423,379           723,946           856,410
                                                         ------------------------------------------------------------------

Operating Loss                                              (148,474)         (108,728)         (444,497)         (145,759)

Other Income (Expense)
    Interest expense                                          (8,154)          (14,511)          (17,334)          (30,500)
    Interest income                                              166               723               725             1,961
    Miscellaneous income                                           -             5,000                 -             5,000
                                                         ------------------------------------------------------------------
         Total Other Expense, net                             (7,988)           (8,788)          (16,609)          (23,539)
                                                         ------------------------------------------------------------------

Net Loss                                                 $  (156,462)      $  (117,516)      $  (461,106)      $  (169,298)
                                                         ==================================================================
Basic and Diluted Loss Per Common Share                  $      (.07)      $      (.08)      $      (.21)      $      (.12)
                                                         ------------------------------------------------------------------




        See notes to consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                   September 30,
                                                                                               2003             2002
                                                                                          --------------------------------
Operating Activities
       Net loss                                                                              $(461,106)        $(169,298)
       Adjustments to reconcile net loss to net cash provided (used)
           by operating activities:
           Depreciation                                                                        144,396           184,000
           Provision for losses on accounts receivable                                           6,000             9,000
           Deferred gain from building sale                                                     (8,118)           (8,118)
           Changes in operating assets and liabilities
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                            289,646           509,369
                Other assets                                                                   (66,369)         (100,605)
                Trade accounts payable and other accrued expenses                              (52,887)           14,124
                Customer deposits                                                             (494,774)          (43,969)
                                                                                             ---------------------------
                     Net cash provided (used) by operating activities                         (643,212)          394,503

Investing Activities
       Purchases of property and equipment                                                           -          (104,058)


Financing Activities
       Payments on stock subscription receivable                                               420,000
       Payments on debt                                                                       (260,897)         (278,395)
       Proceeds from debt                                                                      441,463            83,419
       Proceeds from stock options exercised                                                    16,486                 -
                                                                                             ---------------------------
                     Net cash provided (used) by financing activities                          617,052          (194,976)
                                                                                             ---------------------------

Increase (Decrease) in Cash and Cash Equivalents                                               (26,160)           95,469


Cash and Cash Equivalents at Beginning of Period                                               138,925            46,461
                                                                                             ---------------------------

Cash and Cash Equivalents at End of Period                                                   $ 112,765         $ 141,930

                                                                                             ===========================


      See notes to consolidated financial statements

BROADVIEW MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. ("the Company") as of September 30, 2003 and the three and six month periods ended September 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

2. Earnings (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                          Three  Months Ended              Six Months Ended
                                                             September 30,                    September 30,
                                                          2003          2002               2003          2002
                                                     -----------------------------------------------------------------
Weighted-average number of common shares used
 in basic and diluted EPS                               2,224,416     1,400,379          2,215,108     1,400,379

All options and warrants were antidilutive for the three and six month periods ended September 30, 2003 and 2002. Antidilutive options of 53,458 and warrants of 625,000 totaling 678,458 shares were not included in the computation of diluted EPS for the three month period ended September 30, 2003. Antidilutive options of 52,362 and warrants of 625,000 totaling 677,362 shares were not included in the computation of diluted EPS for the six month period ended September 30, 2003. Antidilutive options of 76,916 and warrants of 225,000 totaling 301,916 shares were not included in the computation of diluted EPS for the three and six month periods ended September 30, 2002.

3.Stock-Based Compensation -

As permitted by SFAS No. 123, the Company follows the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three and six month periods ended September 30, 2003 and 2002, would not have changed significantly from the amounts reported on the statements of operations.

4. Commitment -

In June 2003, the Company was notified by Platinum Group that the Agreement to provide management services would be discontinued. The Company paid $80,000 through the end of the contractual obligation. In the third quarter, this obligation was fully satisfied.

5. Related Party Transactions -

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with Terry Myhre, a principal stockholder and director, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. As of October 31, 2003, $250,000 was advanced under this line of credit. In September 2003, the Company borrowed $100,000 from a Company officer.


Item 2. Management's Discussion and Analysis or Plan of Operation


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



LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash used by operations was $643,212 for the six months ended September 30, 2003. This was due primarily to an operating loss of $461,106, a decrease in customer deposits, increased prepaid expenses (insurance) and reduced payables. Offsetting these, were reduced contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts and a depreciation provision of $144,396. Cash was also used for payment of current maturities of long and short-term debt. Management believes that the cash generated from future operations, along with its credit facilities, will allow the Company to continue operations in the normal course of business. The Company's future revenues are dependant on renewals of existing shows and/or the development of new programming.

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with Terry Myhre, a principal stockholder and director, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. As of October 31, 2003, $250,000 was advanced under this line of credit. Additionally in September 2003 the company borrowed $100,000 from a Company officer.







RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended September 30, 2003 were $913,307 compared to revenues of $1,319,754 for the corresponding period of the prior year, a 30.8% decrease. The revenue decrease of $406,447 was attributable to the Company's largest television show being in hiatus plus delays in production on one other show.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 2003 totaled $717,775 compared to $1,005,103 in the corresponding period of the prior year. This decrease in the cost of sales of $287,328 or 28.6% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. Included in the prior year period was a "Snowbate" (a grant from the State of Minnesota that reimburses production companies for certain expenses related to television series produced in the State) rebate of $90,935 for the quarter ended September 30, 2002. The Company was not eligible for the grant this year as the program was discontinued by the State. Also included in the quarter ended September 30, 2002 was a provision of $65,865 relating to a settlement of a music licensing agreement to cover perpetual music rights on previous episodes produced by the Company's Entertainment Group.

The gross profit was 21.4% and 23.8% for the three months ended September 30, 2003 and 2002, respectively. This decrease in gross profit of 2.4 points was principally the result of fixed costs spread over a reduced sales volume.




SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2003 totaled $344,006 compared to $423,379 in the corresponding period of the prior year, a decrease of $79,373, or 18.7%. The decrease was due to reduced payroll expense reflecting staff reductions.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2003 totaled $8,154 compared to $14,511 in the corresponding period of the prior year, a decrease of $6,357, or 43.8%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the six months ended September 30, 2003 were $1,800,059 compared to revenues of $2,834,642 for the corresponding period of the prior year, a 36.5% decrease. The revenue decrease of $1,034,583 was attributable to the Company's largest television show being in hiatus plus a temporary delay in production on one other show.





COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 2003 totaled $1,520,610 compared to $2,123,991 in the corresponding period of the prior year. This decrease in the cost of sales of $603,381 or 28.4% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. The gross profit was 15.5% and 25.1% for the six months ended September 30, 2003 and 2002, respectively. This decrease in gross profit of 9.6 points was the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2003 totaled $723,946 compared to $856,410 in the corresponding period of the prior year, a decrease of $132,464, or 15.5%. The decrease was due to staff reductions and decreased legal fees.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 2003 totaled $17,334 compared to $30,500 in the corresponding period of the prior year, a decrease of $13,166, or 43.2%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.


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




PART II -- OTHER INFORMATION;
Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of the Company's shareholders was held on July 18, 2003.
    (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

             Nominee                      Number of Votes For          Number of Votes Withheld
             -------                      -------------------          ------------------------
             Dean Bachelor                     1,953,721                        15,994
             Nels Johnson                      1,968,472                         1,243
             John Lorentzen                    1,968,135                         1,580
             Steven Lose                       1,967,972                         1,743
             Terry Myhre                       1,968,135                         1,580
             Tom Tucker                        1,968,472                         1,243

Item 6. Exhibits and Reports on Form 8-K

  a)    Exhibits
        See Exhibit Index following signature page

  b)    Reports on Form 8-K
        On July 22, 2003, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its first quarter financial results.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003                Broadview Media, Inc.
                               (Registrant)

                               By: /s/ Dean Bachelor
                                   ------------------------------------------
                                   Dean Bachelor, Chief Executive Officer


                               And: /s/ H. Michael Blair
                                   ------------------------------------------
                                   H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX

                              BROADVIEW MEDIA, INC.

                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2003

Exhibit     Description
31.1        Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2        Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1        Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2        Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002