Form 10QSB
period 2003-12-31
BROADVIEW MEDIA INC
filed 2004-02-13
CIK 73048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                DECEMBER 31, 2003
                             Commission File Number
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

                                            Yes  X                  No
                                                ---                    ---
2,251,495 shares of $.01 par value common stock were outstanding at January 31, 2004.

Transitional Small Business Disclosure Format (Check One):


                                            Yes                     No  X
                                                ---                    ---

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2003


PART I         Financial Information

    Item 1. Condensed Consolidated Financial Statements                              Page No.
                                                                                     --------

            Condensed Balance Sheets as of December 31, 2003
            and March 31, 2003                                                          3

            Condensed Statements of Operations for the Three and Nine
            Months Ended December 31, 2003 and 2002                                     4

            Condensed Statements of Cash Flows for the Nine
            Months Ended December 31, 2003 and 2002                                     5

            Notes to Condensed Consolidated Financial Statements                        6

    Item 2. Management's Discussion and Analysis or Plan of Operation              7 - 10

    Item 3. Controls and Procedures                                                    10

PART II     Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                         11

    Item 6. Exhibits and Reports on Form 8-K                                            11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                                                                   December 31,          March 31,
                                                  ASSETS                                               2003                2003
                                                                                                   -----------          -----------
Current Assets                                                                                       (Unaudited)
      Cash and cash equivalents                                                                    $   124,182          $   138,925
      Contract and trade receivables, less allowance for doubtful accounts
           of $25,400 and $16,900, respectively                                                         97,384               24,575
      Estimated revenue in excess of billings on uncompleted contracts                                 676,595              777,015
      Stock subscription receivable                                                                       --                420,000
      Other                                                                                             73,735               39,252
                                                                                                   -----------          -----------
           Total Current Assets                                                                        971,896            1,399,767

Property and Equipment, net                                                                            458,489              675,083

Deposits                                                                                                69,538               69,538
                                                                                                   -----------          -----------
                                                                                                   $ 1,499,923          $ 2,144,388
                                                                                                   ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt and short term debt                                     $   712,500          $   225,948
      Trade accounts payable                                                                            96,528              176,231
      Commissions, salaries and withholdings payable                                                   224,987              116,477
      Other accrued expenses                                                                            81,492              110,126
      Customer deposits                                                                                 31,971              555,224
      Deferred gain from sale of building                                                               16,232               16,232
                                                                                                   -----------          -----------
           Total Current Liabilities                                                                 1,163,710            1,200,238


Deferred Gain from Sale of Building                                                                     24,341               36,518

Long-Term Debt                                                                                            --                112,500

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                                  --                   --
      Common stock, par value $.01 per share; authorized 10,000,000                                     22,515               22,004
      shares, 2,251,495 and 2,200,379 shares issued and outstanding
      Additional paid-in capital                                                                     1,130,969            1,107,400
      Accumulated deficit                                                                             (841,612)            (334,272)
                                                                                                   -----------          -----------
                                                                                                       311,872              795,132
                                                                                                   -----------          -----------
                                                                                                   $ 1,499,923          $ 2,144,388
                                                                                                   ===========          ===========


See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                            December 31,                     December 31,
                                                                      2003             2002              2003              2002
Revenues                                                          $ 1,142,829       $ 1,643,182       $ 2,942,888       $ 4,477,824

Cost of Products and Services Sold                                    925,068         1,163,762         2,445,678         3,287,753
                                                                  -----------       -----------       -----------       -----------

Gross Profit                                                          217,761           479,420           497,210         1,190,071

Selling, General and Administrative Expenses                          262,987           415,793           986,933         1,272,203
                                                                  -----------       -----------       -----------       -----------

Operating Income (Loss)                                               (45,226)           63,627          (489,723)          (82,132)

Other Income (Expense)
    Interest expense                                                   (8,120)           (6,468)          (25,454)          (36,968)
    Interest income                                                       112               216               837             2,177
    Miscellaneous income                                                7,000                 0             7,000             5,000
                                                                  -----------       -----------       -----------       -----------
         Total Other Expense, net                                      (1,008)           (6,252)          (17,617)          (29,791)
                                                                  -----------       -----------       -----------       -----------

Net Income (Loss)                                                 $   (46,234)      $    57,375       $  (507,340)      $  (111,923)
                                                                  ===========       ===========       ===========       ===========
Basic and Diluted Income (Loss) Per Common Share
                                                                  $      (.02)      $       .04       $      (.23)      $      (.08)
                                                                  -----------       -----------       -----------       -----------




See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             December 31,
                                                                                                      2003                 2002
                                                                                                  -----------           -----------
Operating Activities
       Net loss                                                                                   $  (507,340)          $  (111,923)
       Adjustments to reconcile net loss to net cash provided (used)
             by operating activities:
           Depreciation                                                                               216,594               280,000
           Provision for losses on accounts receivable                                                  8,500                 9,000
           Deferred gain from sale of building                                                        (12,177)              (12,177)
           Changes in operating assets and liabilities
                Contract and trade receivables and estimated revenue
                     in excess of billings on uncompleted contracts                                    19,111                 1,218
                Other assets                                                                          (34,483)               22,830
                Trade accounts payable and other accrued expenses                                         173               184,489
                Customer deposits                                                                    (523,253)              126,447
                                                                                                  -----------           -----------
                     Net cash provided (used) by operating activities                                (832,875)              499,884

Investing Activities
        Purchases of property and equipment                                                              --                (116,691)


Financing Activities
        Collections of stock subscription receivable                                                  420,000                  --
        Payments on debt                                                                             (640,140)             (356,852)
        Proceeds from debt                                                                          1,014,192                83,419
        Proceeds from stock options exercised                                                          24,080                  --
                                                                                                  -----------           -----------
                 Net cash provided (used) by financing activities                                     818,132              (273,433)
                                                                                                  -----------           -----------

Increase (Decrease) in Cash and Cash Equivalents                                                      (14,743)              109,760


Cash and Cash Equivalents at Beginning of Period                                                      138,925                46,461
                                                                                                  -----------           -----------

Cash and Cash Equivalents at End of Period                                                        $   124,182           $   156,221
                                                                                                  ===========           ===========


      See notes to condensed consolidated financial statements

BROADVIEW MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Condensed Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Broadview Media, Inc. ("the Company") as of December 31, 2003 and the three and nine month periods ended December 31, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2003 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these amounts.

2. Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit are due on October 24, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4% at December 31, 2003). Additionally, the loans are subject to certain profitability covenants, are collateralized by all Company assets, and contained certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2003, the outstanding balances on the note and the line were $500,000 and $100,000 respectively. The Company used a portion of the proceeds from the financing facilities to retire an existing bank note (this resulted in a non-cash use of the borrowings in the amount of $27,271) and the retirement of two other loans, one from a Company officer and one from the current CEO.

3. Earnings (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                           Three  Months Ended              Nine Months Ended
                                                                               December 31,                      December 31,
                                                                          2003             2002             2003              2002
                                                                          ----             ----             ----              ----
Weighted-average number of common shares used                           2,243,424        1,400,379        2,228,341        1,400,379
 in basic and diluted EPS


All options and warrants were antidilutive for the three and nine month periods ended December 31, 2003 and 2002. Antidilutive options of 44,486 and warrants of 625,000 totaling 669,486 shares were not included in the computation of diluted EPS for the three month period ended December 31, 2003. Antidilutive options of 46,436 and warrants of 625,000 totaling 671,436 shares were not included in the computation of diluted EPS for the nine month period ended December 31, 2003. Antidilutive options of 76,416 and warrants of 225,000 totaling 301,416 shares were not included in the computation of diluted EPS for the three and nine month periods ended December 31, 2002.

4. Stock-Based Compensation -

As permitted by SFAS No. 123, the Company follows the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net income (loss) and income (loss) per share for each of the three and nine month periods ended December 31, 2003 and 2002, would not have changed significantly from the amounts reported on the statements of operations.

5. Commitment -

In June 2003, the Company was notified by Platinum Group that the Agreement to provide management services would be discontinued. The Company paid $80,000 through the end of the contractual obligation. In the third quarter, this obligation was fully satisfied.

6. Related Party Transactions -

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with the current CEO, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. As of December 31, 2003, there were no borrowings outstanding under this line of credit. Interest expense on this line was $4,905 for the three and nine months ended December 31, 2003 and was included in other accrued expense at December 31, 2003.

In addition, the Company billed $23,000 to a Company owned by the current CEO for services performed. The services were billed at rates consistent with similar independent customers.

In September 2003, the Company borrowed $100,000 from a Company officer, which was repaid in December 2003. Interest expense on the loan was $1,356 for the three months ended December 31, 2003 and was included in other accrued other expenses at December 31, 2003.

See additional related party transaction in Footnote 2.

7. Utah Career College

In November 2003, the Company announced that a Letter of Intent to purchase the Utah Career College was signed with the current CEO, who is also a majority owner of the Utah Career College. A special committee has been formed to administer the transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker and approval by the Company's Special Committee of the Board of Directors along with the approval by the board and shareholders of the Utah Career College. The due diligence process is on going at this time.

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

LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash used by operations was $832,875 for the nine months ended December 31, 2003. This was due primarily to a loss of $507,340, a decrease in customer deposits and increased prepaid expenses (insurance). Offsetting these, were reduced contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts and a depreciation provision of $216,594. Financing activities provided $818,132 of net cash for the nine months ended December 31, 2003. Management believes that the cash generated from future operations, along with its credit facilities, will allow the Company to continue operations in the normal course of business. The Company's future revenues are dependent on renewals of existing shows and/or the development of new programming.

In July 2003, the Board of Directors authorized the establishment of an unsecured line of credit with the current CEO, to borrow up to $300,000 at an annual interest rate of 5.5%. The line will expire on April 30, 2006. As of December 31, 2003, there were no borrowings under this line of credit.


In December 2003, the Company and the current CEO as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit are due on October 24, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4% at December 31, 2003). Additionally, the loans are subject to certain profitability covenants, are collateralized by all company assets, and contained certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2003 the outstanding balances on the note and the line were $500,000 and $100,000 respectively. The Company used a portion of the proceeds from the financing facilities to directly retire an existing bank note (this resulted in a non-cash use of the borrowings in the amount of $27,271) and the retirement of two other loans one from a Company officer and one from a stockholder/director.


In November 2003, the Company announced that a Letter of Intent to purchase the Utah Career College was signed with the current CEO, who is also a majority owner of the Utah Career College. A special committee has been formed to administer the transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker and approval by the Company's Special Committee of the Board of Directors along with the approval by the board and shareholders of the Utah Career College. The due diligence process is on going at this time.



RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended December 31, 2003 were $1,142,829 compared to revenues of $1,643,182 for the corresponding period of the prior year, a 30.5% decrease. The revenue decrease of $500,353 was attributable to a decrease in Entertainment revenues principally the result of reduced volume and delays in production on the Company's three television shows.


COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended December 31, 2003 totaled $925,068 compared to $1,163,762 in the corresponding period of the prior year. This decrease in the cost of sales of $238,694 or 20.5% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor.

The gross profit was 19.1% and 29.2% for the three months ended December 31, 2003 and 2002, respectively. This decrease in gross profit of 10.1 % was principally the result of fixed costs spread over a reduced sales volume.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 2003 totaled $262,987 compared to $415,793 in the corresponding period of the prior year, a decrease of $152,806, or 36.8%. The decrease was principally due to reduced outside consulting expense and reduced payroll expense reflecting staff reductions.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2003 totaled $8,120 compared to $6,468 in the corresponding period of the prior year, an increase of $1,652, or 25.5%. The increase in interest expense was the result of increased borrowings on shareholder and bank debt, offset by reduced debenture, and capital leases.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the nine months ended December 31, 2003 were $2,942,888 compared to revenues of $4,477,824 for the corresponding period of the prior year, a 36.3% decrease. The revenue decrease of $1,534,936 was attributable to the reduced volume of the Company's television shows.


COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the nine months ended December 31, 2003 totaled $2,445,678 compared to $3,287,753 in the corresponding period of the prior year. This decrease in the cost of sales of $842,075 or 25.6% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. The gross profit was 16.9% and 26.6% for the nine months ended December 31, 2003 and 2002, respectively. This decrease in gross profit of
9.7 % was the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended December 31, 2003 totaled $986,933 compared to $1,272,203 in the corresponding period of the prior year, a decrease of $285,270, or 22.4%. The decrease was principally due to reduced outside consulting, staff reductions and decreased legal fees.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 2003 totaled $25,454 compared to $36,968 in the corresponding period of the prior year, a decrease of $11,514, or 31.1%. The decrease in interest expense was the result of reduced outstanding debt, including debentures, capital leases and term loan.

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


ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a--15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 ("Exchange Act"), as amended) as of the end of the period of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

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

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

     See Exhibit Index following signature page

b) Reports on Form 8-K

     On November 12, 2003, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its second quarter financial results.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2004                 Broadview Media, Inc.
                                        (Registrant)


                                         By: /s/ Terry Myhre
                                            ------------------------------------
                                            Terry Myhre, Chief Executive Officer

                                        And: /s/ H. Michael Blair
                                             -----------------------------------
                                             H. Michael Blair, Chief Financial
                                             Officer

                                  EXHIBIT INDEX
                              BROADVIEW MEDIA, INC.
                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2003



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