Form 10KSB
period 2004-03-31
BROADVIEW MEDIA INC
filed 2004-06-25
CIK 73048

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                              Commission File
ended March 31, 2004                                             Number: 0-8505

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

                                  -------------

                Securities registered under Section 12(b) of the
                                 Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.01

                                  -------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended March 31, 2004 were $4,329,889.

         The aggregate market value of the Common Stock held by non-affiliates based upon the closing sale price of the registrant's Common Stock as of June 3, 2004 was approximately $8,452,112.

         Shares of $.01 par value Common Stock outstanding at June 3, 2004:
2,328,093

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2004 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                  -------------

   Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                 ----    ----

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

         On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.

         On November 17, 2003, the Registrant signed a non-binding letter of intent to acquire Utah Career College, a privately-owned, post-secondary institution that offers career vocational training programs. Terry Myhre, the Company's CEO, is also the majority owner of Utah Career College. Utah Career College provides Title IV accreditation, a key factor in obtaining student loans for the post-secondary market. The planned acquisition of this post-secondary career college is intended to allow the Company to expand its presence in the post-secondary education market and allow it to pursue a strategic direction and transition to become a direct participant in the post-secondary education market. As noted below, the Company is also establishing a relationship with another post-secondary school to provide real-time apprenticeship programs for such school.

         Although the proposed acquisition of Utah Career College will not require a vote of the Company's shareholders, the proposed acquisition is subject to a number of conditions, including completion of due diligence review with acceptable results by each party, negotiation of the acquisition price which is expected to be stock from the Company, receipt of any governmental or third-party consents or clearances that might be required, negotiation of a definitive acquisition agreement, receipt by the Company of a fairness opinion from its investment banker, and approval of the acquisition by a special committee and the audit committee of the Company's board of directors and by the board and shareholders of Utah Career College. The negotiation and due diligence process was on going as of the date of this Annual Report. In light of additional time that may be needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the fall of 2004.

         In May 2004, the Company entered into a strategic relationship with Minnesota School of Business, a company owned by the Company's CEO, ("MSB") to offer digital video courses at one of the Company's Minneapolis facilities. Through this relationship, the Company intends to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. This new relationship is intended to be part of the Company's plan to build a post-secondary career curriculum, and also a part of its broader strategic plan to transition the Company into the post-secondary education market.

Narrative Description of Business.

         Principal Products and Services. The Registrant currently is engaged primarily in the creation and production of video based content. The Company sells its products to three business customer types that comprise the Registrant's operations: Entertainment, Media Production, and Education. Entertainment creates and produces television shows for cable networks. Media Production develops communication products for corporations, associations and other organizations. Education creates and produces educational products for large publishers.

         For ENTERTAINMENT customers, the Company currently has two series in production airing on the Home and Garden Television ("HGTV") cable network channel: Before and After and New Spaces. These are renewals of successful, ongoing productions. Before and After is contracted into the first quarter of FY05. New Spaces renewed twenty-six episodes in first quarter FY05. A contract for a sixth production term of TIPical Mary Ellen, which also aired on HGTV, was completed by the Company in FY04. The contract contained an option for an additional 39 episodes to be produced in FY05, which has not been exercised to date.

         The Company is an established vendor in the entertainment arena, having produced more than 1100 episodes for seven different networks in the past seven years. It has established relationships with several cable networks and is actively promoting new show proposals for these networks. In addition, the Company has a process to receive and evaluate show treatments for ideas that are presented to it by outside producers. The Company believes that access to both Chicago and Twin Cities talent and the existence of complete studio facilities in both cities enhance its competitive position.

         For MEDIA PRODUCTION customers, the Company develops and produces video products for corporations, associations, nonprofit organizations, and marketing agencies. In addition, the Company sells field production, satellite media tours, and post production services in Chicago. Two key elements in marketing Media Production products and services are the Company's capabilities in interactive technologies and its ability to respond quickly to clients with full-service, in-house resources.

         For EDUCATION customers, the Company provides contract media production services to educational publishers, museums and other educational users. In addition, the Company independently develops educational content for sale and distribution.

         The Registrant operates complete production facilities in both Minneapolis and Chicago. It has capabilities in all phases of production, including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has three studios with a total stage area of approximately 7,500 square feet and operates twelve post-production suites to provide editing, graphics design and audio services. In addition to studio recording facilities, the Registrant has portable recording units used for location production. In addition, the Company provides equipment, facilities and technicians for technical support to Minnesota School of Business (a related party) under a rental agreement that MSB uses to provide training to students.

         Markets and Distribution. The primary market for Entertainment customers consists of lifestyle cable television networks, which are located throughout the United States. The Education market includes all major United States publishers. Media Production customers are located throughout the United States, although a majority is located in the north central portion of the United States.

          The Registrant uses its own internal sales force. Additionally, it uses an independent sales representative company for television shows.

         In March 2003, Minnesota businessman Terry Myhre invested in the Company and became its single largest shareholder, and also was elected to the Company's board of directors. Mr. Myhre owns or has the controlling interest in MSB and Globe College, which are privately-owned, post-secondary schools offering career-focused training. MSB has four campuses located in Richfield, Shakopee, Plymouth and Brooklyn Center, Minnesota. Globe College is located in Oakdale, Minnesota. MSB and Globe College have been educating students for more than one hundred years and currently have a combined enrollment of 3,400 students. In addition, Mr. Myhre has interests in the following specialty education schools: Truck America Training, American Heavy Equipment Training, Institute of Production and Recording(IPR), Duluth Business University, Utah Career College (which the Company intends to acquire), and Benchmark/New Horizons.

Mr. Myhre became Chairman and CEO of the Company in January 2004.

         The Company anticipates that its relationship with MSB will be expanded in FY 05 to pursue the following revenue opportunities, some of which may be realized in FY05:

         o The Company serving as a workshop location for students enrolled in a new Digital Video Training Center, a new program or course of study offered by MSB in Spring 2004.

         o        The Company producing commercials for MSB.

         o The Company creating medical patient education videos and providing video support for the Center for Professional Development at MSB, a new program or course of study planned by MSB.

         Competition. Numerous videotape and film production companies located throughout the United States compete directly with the Registrant. Many of these companies are larger than the Registrant in terms of sales, assets and resources.

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

         Sources and Availability of Raw Materials. There are many available supply sources for raw materials for the Registrant's operations.

         Dependence on One or a Few Customers. During FY04 and FY03, the Registrant derived approximately 60% and 63%, respectively, of its revenues from two customers each year, HGTV 53% and McDougal Littell 7% in 2004, and HGTV 53% and Scott Foresman 10% in 2003.

         Patents, Trademarks, Etc. The Registrant claims common law trademark rights in its name, Broadview Media, and its subsidiary's name. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

         Government Approvals. The Registrant is not currently required to obtain government approval of its products or services.

         Effect of Governmental Regulations. The Registrant does not believe that any existing or proposed governmental regulations will have a material effect upon its business.

         Research and Development. In FY04 and FY03, the Registrant invested approximately $96,000 and $109,000, respectively, in research activities relating to the development of new products and services, primarily in the area of new media and entertainment programming. These investments were expensed as incurred.

         Effect of Environmental Regulation. To management's knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which the Registrant has had or is expected to have a material effect on the capital expenditures, earnings and competitive position of the Registrant.

         Employees. At May 31, 2004, the Registrant employed 25 full time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Registrant uses leased properties as follows:

================================== ============================== ================================================
            Location                    General Description                         Lease Terms
---------------------------------- ------------------------------ ------------------------------------------------
4455 West 77th Street              20,000 square feet; office     Lease expires June 30, 2006. See Notes to
Minneapolis, Minnesota             and production facility.       Consolidated Financial Statements.
---------------------------------- ------------------------------ ------------------------------------------------
4000 West 76th Street              3,000 square feet; office      Lease expires September 30, 2007. See Notes to
Minneapolis, Minnesota             and production facility. The   Consolidated Financial Statements.
                                   Company uses and periodically
                                   rents the space to other
                                   parties.
---------------------------------- ------------------------------ ------------------------------------------------

================================== ============================== ================================================
            Location                    General Description                         Lease Terms
---------------------------------- ------------------------------ ------------------------------------------------
142 E. Ontario Street               7,500 square feet; office      Lease expires May 31, 2012.  See Notes to
Chicago, Illinois                   and production facility.       Consolidated Financial Statements.

================================== ============================== ================================================

         In June 1998, the Registrant entered into a sale-leaseback transaction with Lindue LLC, a company owned by a former member of the Registrant's board of directors, involving two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street, Minneapolis, Minnesota. The aggregate sale price for the two parcels was $1.6 million. The non-cancelable lease for the property at 4455 West 77th Street, which commenced June 1998, expires June 30, 2006. Monthly rent is $11,568 through June 30, 2004, at which time it will increase to $11,857.

         The terms of the non-cancelable lease for the property at 4000 West 76th Street, Minneapolis, Minnesota that commenced September 2002, expires September 2007. Rent is $1,995 per month until September 2004, and will be $2,072 per month until September 2006 and $2,149 per month until September 2007. The property was previously leased on a month-to-month basis.

         The non-cancelable lease for the property at 142 East Ontario Street in Chicago commenced April 2002, and was extended to May 31, 2012. Monthly rent is $15,646 for the first year beginning May 2002, and increases yearly by 3%.

         The Registrant believes such properties to be in good condition and adequate for its present and foreseeable operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2004 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A portion of the information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2004 Annual Report to Shareholders.

         On March 25, 2003, the Company sold 800,000 shares of Common Stock to various private investors, including Terry Myhre, in a private transaction for $0.65 per share. In addition to the purchase of shares, the investors received Common Stock Purchase Warrants to purchase an additional 400,000 shares at an exercise price of $1.25 per share. The Company received $100,000 in cash and a note for $420,000, which was paid in full by April 2003. The securities were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D adopted pursuant to the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2004 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appears in the Registrant's 2004 Annual Report to Shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

============================ ======== ======================= ======================================================
          Name of              Age     Present Position(s)                     Business Experience
     Executive Officer                       with
                                          Registrant
---------------------------- -------- ----------------------- ------------------------------------------------------
Terry Myhre                    59     Chief Executive         Chairman of the Board and CEO of the Registrant
                                      Officer, Chairman of    since January 2004; President and owner of Minnesota
                                      Board of Directors      School of Business since 1988; President and
                                                              co-owner of Globe Business College since 1972;
                                                              President, CEO and co-owner of Utah Career College
                                                              since 1998.
---------------------------- -------- ----------------------- ------------------------------------------------------
Mark "Red" White               50     Chief Operating         Chief Operating Officer of the Registrant since
                                      Officer                 July 17, 2003; Director of Operations of the
                                                              Registrant since April 1999.  Mr. White has 30 years
                                                              of experience in the entertainment (film, video and
                                                              music) industry.
---------------------------- -------- ----------------------- ------------------------------------------------------
H. Michael Blair               59     Chief Financial         CFO of Registrant since October 1, 2001. Independent
                                      Officer                 CPA and business consultant since May, 2000. CFO,
                                                              United Market Services, Inc., a livestock marketing
                                                              firm, 1989-2000.
============================ ======== ======================= ======================================================

         There are no family relationships among any of the Registrant's directors or executive officers.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors," the information relating to compliance with Section 16(a) is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," and the information relating to Code of Ethics is incorporated herein by reference to the section "Code of Ethics," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2004 fiscal year end in connection with the Registrant's 2004 Annual Meeting of Shareholders. The Code of Ethics is filed herewith as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

         The following table provides information as of March 31, 2004 about the Registrant's equity compensation plans.

-------------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES TO       WEIGHTED AVERAGE          NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE UNDER
                             OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       EQUITY COMPENSATION PLANS (EXCLUDING
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    SECURITIES REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------------
                                       (a)                        (b)                              (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans             35,650                     $2.20                           248,280
approved by security
holders
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans              None                      None                             None
not approved by security
holders
-------------------------------------------------------------------------------------------------------------------------
Total                                 35,650                                                     248,280
-------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the sections labeled "Election of Directors" and "Certain Relationships and Related Transactions" which appear in the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  See "Exhibit Index" on page following signatures.

         (b)      Reports on Form 8-K.

         (a) A report on Form 8-K dated January 29, 2004 was furnished on January 30, 2004 pursuant to Item 12 and related to the issuance of a press release announcing the financial results for the Company's third quarter ended December 31, 2003 and the election of Terry Myhre as Chairman and CEO.


ITEM 14.      PRINCIPLE ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated by reference to the section labeled "Independent Auditors" which appears in the Registrant's definitive Proxy Statement for its 2004 Annual Report to Shareholders.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BROADVIEW MEDIA, INC.
                                               (the "Registrant")

                                          By:  /s/ Mark "Red" White
                                               ---------------------------------
Date:  June 25, 2004                           Mark "Red" White, Chief Operating
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==================================================== ====================================== ========================
                     Signature                                       Title                           Date
---------------------------------------------------- -------------------------------------- ------------------------
                                                              Chairman and CEO                  June 25, 2004
                /s/ Terry L. Myhre                   (principal executive officer)
                -------------------
                  Terry L. Myhre
---------------------------------------------------- -------------------------------------- ------------------------
                                                                      COO                        June 25, 2004
               /s/ Mark "Red" White
                -------------------
                 Mark "Red" White
---------------------------------------------------- -------------------------------------- ------------------------
                                                                      CFO
               /s/ H. Michael Blair                      (principal financial officer)           June 25, 2004
               ---------------------
                 H. Michael Blair
---------------------------------------------------- -------------------------------------- ------------------------
                                                                   Director
              /s/ John C. Lorentzen                                                              June 25, 2004
              ----------------------
                 John C. Lorentzen
---------------------------------------------------- -------------------------------------- ------------------------

               /s/ Thomas C. Tucker                                Director                      June 25, 2004
               ---------------------
                 Thomas C. Tucker
---------------------------------------------------- -------------------------------------- ------------------------

              /s/ Richard W. Letsche                               Director                      June 25, 2004
              -----------------------
                Richard W. Letsche
---------------------------------------------------- -------------------------------------- ------------------------

             /s/ Robert A. Kramarczuk                              Director                      June 25, 2004
             ------------------------
               Robert A. Kramarczuk
---------------------------------------------------- -------------------------------------- ------------------------

               /s/ Dean A. Bachelor                                Director                      June 25, 2004
               ---------------------
                 Dean A. Bachelor
---------------------------------------------------- -------------------------------------- ------------------------

                 /s/ Nels Johnson                                  Director                      June 25, 2004
                 -----------------
                   Nels Johnson
==================================================== ====================================== ========================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)

                                 ---------------

                             E X H I B I T I N D E X
                                       For
                        Form 10-KSB for 2004 fiscal year

                                 ---------------

=================== ================================================================================================
     Exhibit
------------------- ------------------------------------------------------------------------------------------------
       3.1          Registrant's Restated Articles of Incorporation, as amended to date--incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 2000*
------------------- ------------------------------------------------------------------------------------------------
       3.2          Registrant's Restated Bylaws, as amended to date--incorporated by reference to Exhibit 6(b) to the Registrant's Registration Statement on Form S-14, Reg. No. 2-55647*
------------------- ------------------------------------------------------------------------------------------------
       4.1          Rights Agreement dated as of July 31, 1998 between the Registrant and American
                    Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:
                            A.    Certificate of Designation of Series A Preferred Stock of Broadview
                                  Media, Inc.
                            B.    Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Broadview Media,
                                  Inc., shall represent the Rights prior to the Distribution Date.
                            C.    Form of Right Certificate
                     -- incorporated by reference to Exhibit 1 to the Registrant's Form 8-A Registration Statement
                     filed September 4, 1998*
------------------- ------------------------------------------------------------------------------------------------
       10.1         Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago,
                    Illinois--incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form
                    10-KSB for the fiscal year ended March 31, 1994*
------------------- ------------------------------------------------------------------------------------------------
       10.3         1993 Stock Option Plan and form of option agreements--incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*
------------------- ------------------------------------------------------------------------------------------------
       10.4         Amendment dated June 28, 1999, to 10-1/2% Subordinated Notes previously issued by Registrant to certain members of its Board of Directors--incorporated by reference to Exhibit 10.5 at the
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999*
------------------- ------------------------------------------------------------------------------------------------

=================== ================================================================================================
     Exhibit
------------------- ------------------------------------------------------------------------------------------------
       10.5         Form and amounts of 10-1/2% Subordinated Notes issued by the Registrant to certain of its directors--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1996*
------------------- ------------------------------------------------------------------------------------------------
       10.6         Form and amounts of Warrants to Purchase Common Stock issued by the Registrant to certain directors in connection with issuance of Subordinated Notes--incorporated by reference to
                    Exhibit 10.3 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended September 30, 1996*
------------------- ------------------------------------------------------------------------------------------------
       10.7         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis, MN--incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*
------------------- ------------------------------------------------------------------------------------------------
       10.8         Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN--incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*
------------------- ------------------------------------------------------------------------------------------------
       10.9         Working Capital Line of Credit, dated April 20, 2000, between Registrant and Fidelity Bank--
                    incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 2000*
------------------- ------------------------------------------------------------------------------------------------
      10.11         Term Loan, dated April 20, 2000, between Registrant and Fidelity Bank--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000*
------------------- ------------------------------------------------------------------------------------------------
      10.12         Notice to Extend Lease, dated January 3, 2000, between Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN--incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001*
------------------- ------------------------------------------------------------------------------------------------
      10.13         Extension dated June 20,2001, of April 20, 2001 Working Capital Line of Credit with Fidelity
                    Bank--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-QSB for the quarter ended June 30, 2001*
------------------ ------------------------------------------------------------------------------------------------
      10.14         Commercial Lease between Broadview Media, Inc. lessee and Haymarket Square Associates, Ltd., lessor dated April 18,2001, for Unit 2H, 212 N. Sangamon, Chicago, IL--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001*
------------------- ------------------------------------------------------------------------------------------------
      10.15         Extension dated August 31,2001, of April 20, 2001 Working Line of Credit with Fidelity Bank--
                    incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for
                    the quarter ended September 30, 2001*
------------------- ------------------------------------------------------------------------------------------------
      10.16         Management Agreement dated December 27, 2000 between the Company and Platinum Group--
                    incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB
                    for the quarter ended December 31, 2001**
------------------- ------------------------------------------------------------------------------------------------

=================== ================================================================================================
     Exhibit
------------------- ------------------------------------------------------------------------------------------------
      10.17         Third Amendment to lease dated January 22, 2002, by and between American Osteopathic
                    Association, an Illinois not-for-profit corporation, and Registrant for premises at 142 Ontario
                    Street, Chicago, Illinois -- incorporated by reference to Exhibit 10.17 to the Registrant's
                    Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002*
------------------- ------------------------------------------------------------------------------------------------
      10.18         Securities Purchase Agreement dated March 25, 2003, by and between Broadview Media, Inc. and
                    Terry Myhre--incorporated by reference to Exhibit 1 to Schedule 13D filed by Terry Myhre on
                    May 9, 2003*
------------------- ------------------------------------------------------------------------------------------------
      10.19         Registration Rights Agreement dated March 25, 2003, by and between Broadview Media, Inc. and
                    Terry Myhre, Buyer--incorporated by reference to Exhibit 2 to Schedule 13D filed by Terry Myhre on May 9, 2003*
------------------- ------------------------------------------------------------------------------------------------
      10.20         Common Stock Purchase Warrant dated March 25, 2003, granted by Broadview Media, Inc. to Terry
                    Myhre--incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9,
                    2003*
------------------- ------------------------------------------------------------------------------------------------
        13          Annual Report to Shareholders.  The portions of the Registrant's 2003 Annual Report to
                    Shareholders that are incorporated in this Form 10-KSB by reference***
------------------- ------------------------------------------------------------------------------------------------
        14          Code of Ethics***
------------------- ------------------------------------------------------------------------------------------------
        21          Subsidiary of the Registrant

                               Name                              State of Incorporation
                               ----                              ----------------------
                    Broadview Media/Chicago, Inc.                        Minnesota
------------------- ------------------------------------------------------------------------------------------------
       23.1         Consent.  Consent of Lurie Besikof Lapidus & Company, LLP***
------------------- ------------------------------------------------------------------------------------------------
       31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002***
------------------- ------------------------------------------------------------------------------------------------
       31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002***
------------------- ------------------------------------------------------------------------------------------------
       32.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
------------------- ------------------------------------------------------------------------------------------------

* Incorporated by reference to a previously filed report of document, SEC File No. 0-8505 unless otherwise indicated.

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

***  Filed herewith