Form 10QSB
period 2004-06-30
BROADVIEW MEDIA INC
filed 2004-08-03
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2004
                             Commission File Number
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

                                   Yes [X]               No [ ]

2,328,093 shares of $.01 par value common stock were outstanding at August 2, 2004.

Transitional Small Business Disclosure Format (Check One):

                                   Yes [ ]               No [X]

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2004

                                                                            Page No.
                                                                            --------
PART I   FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements

         Condensed Balance Sheets as of June 30, 2004
         and March 31, 2004                                                      3

         Condensed Statements of Operations for the Three
         Months Ended June 30, 2004 and 2003                                     4

         Condensed Statements of Cash Flows for the Three
         Months Ended June 30, 2004 and 2003                                     5

         Notes to Condensed Consolidated Financial Statements                    6

    Item 2. Management's Discussion and Analysis or Plan of Operation          8-9

    Item 3. Controls and Procedures                                             10

PART II  Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                 11

    Item 6. Exhibits and Reports on Form 8-K                                    11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                    June 30,
                                                                                      2004           March 31,
                                                                                   (Unaudited)         2004
                                                                                   -----------      -----------
                                  ASSETS

Current Assets
      Cash and cash equivalents                                                    $   293,042      $    10,930
      Contract and trade receivables, less allowance for doubtful accounts
           of  $25,400 and $26,400, respectively                                       352,668          450,380
      Estimated revenue in excess of billings on uncompleted contracts                 373,691          531,222
      Other                                                                            115,771           19,945
                                                                                   -----------      -----------
           Total Current Assets                                                      1,135,172        1,012,477

Property and Equipment, net                                                            398,236          444,736

Deposits                                                                                54,269           51,292
                                                                                   -----------      -----------
                                                                                   $ 1,587,677      $ 1,508,505
                                                                                   ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Bank line of credit                                                          $         -      $   150,000
      Short-term debt                                                                  624,692          587,500
      Trade accounts payable                                                           113,793          103,760
      Commissions, salaries and withholdings payable                                   151,426          144,826
      Other accrued expenses                                                            97,783          103,031
      Customer deposits                                                                358,800                -
      Deferred gain from sale of building                                               16,232           16,232
                                                                                   -----------      -----------
           Total Current Liabilities                                                 1,362,726        1,105,349

Deferred Gain from sale of building                                                     16,223           20,282

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                     -                -
      Common stock, par value $.01 per share; authorized 10,000,000
      shares, 2,328,093 and 2,303,728 shares issued and outstanding                     23,281           23,037
      Additional paid-in capital                                                     1,168,827        1,131,290
      Accumulated deficit                                                             (983,380)        (771,453)
                                                                                   -----------      -----------
                                                                                       208,728          382,874
                                                                                   -----------      -----------
                                                                                   $ 1,587,677      $ 1,508,505
                                                                                   ===========      ===========

See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                   2004           2003
                                                 ------------------------
Revenues                                         $ 871,407      $ 886,752
Cost of Products and Services Sold                 759,160        802,835
                                                 ---------      ---------
Gross Profit                                       112,247         83,917
Selling, General and Administrative Expenses       310,621        379,940
                                                 ---------      ---------
Operating Loss                                    (198,374)      (296,023)
Other Income (Expense)
    Interest expense                               (13,647)        (9,180)
    Interest income                                     94            559
                                                 ---------      ---------
         Total Other Expense, net                  (13,553)        (8,621)
                                                 ---------      ---------

Net Loss                                         $(211,927)     $(304,644)
                                                 =========      =========
Basic and Diluted Loss Per Common Share          $    (.09)     $    (.14)
                                                 =========      =========

See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                          2004           2003
                                                                        ------------------------
Operating Activities
     Net loss                                                           $(211,927)     $(304,644)
     Adjustments to reconcile net loss to net cash provided (used)
         by operating activities:
         Depreciation                                                      46,500         72,198
         Deferred gain from building sale                                  (4,059)        (4,059)
         Changes in operating assets and liabilities:
              Contract and trade receivables and estimated revenue
                   in excess of billings on uncompleted contracts         255,243        371,238
              Other assets                                                   (276)       (99,617)
              Trade accounts payable and other accrued expenses            11,385         15,571
              Customer deposits                                           358,800       (229,619)
                                                                        ---------      ---------
                   Net cash provided (used) by operating activities       455,666       (178,932)
                                                                        ---------      ---------

Financing Activities
      Net payments on line of credit                                     (150,000)             -
      Payments on short-term debt                                         (61,335)       (73,556)
      Proceeds from short-term debt                                             -         91,463
      Collection of stock subscription receivable                               -        420,000
      Proceeds from stock options and warrants exercised                   37,781          9,675
                                                                        ---------      ---------
               Net cash provided (used) by financing activities          (173,554)       447,582
                                                                        ---------      ---------

Increase in Cash and Cash Equivalents                                     282,112        268,650

Cash at Beginning of Period                                                10,930        138,925
                                                                        ---------      ---------

Cash at End of Period                                                   $ 293,042      $ 407,575
                                                                        =========      =========

            See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. ("Broadview or the Company") as of June 30, 2004 and the three months ended June 30, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of June 30, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2004 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2004.

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

2.    Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit are due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4.25% at June 30, 2004). Additionally, the loans are subject to certain profitability covenants, are collateralized by all Company assets, and contained certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2004, the outstanding balances on the note and the line were $450,000 and $0 respectively.

3.    Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                             Three Months Ended
                                                                  June 30,
                                                          -------------------------
                                                            2004            2003
                                                          ---------       ---------
Weighted-average number of common shares used
    in basic and diluted EPS                              2,322,258       2,205,698

All options and warrants were antidilutive for the three-month periods ended June 30, 2004 and 2003. Antidilutive options of 35,317 and warrants of 515,000 totaling 550,317 shares were not included in the computation of diluted EPS for the three month period ended June 30, 2004. Antidilutive options of 51,266 and warrants of 625,000 totaling 676,266 shares were not included in the computation of diluted EPS for the three month period ended June 30, 2003.

4.    Stock-Based Compensation -

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company follows the guidance of Accounting Principles Board Opinion (APB) No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per common share for each of the three month periods ended June 30, 2004 and 2003, would not have changed significantly from the amounts reported on the statements of operations.

5.    Related Party Transactions-

In the quarter ended June 30,2004, the Company billed $32,000 to a Company owned by the current CEO for services performed. The services were billed at rates consistent with similar independent customers.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. A special committee of the Company's board of directors has been formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at June 30, 2004. In light of additional time that may be needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the fall of 2004. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

A company related to the former Chairman of the Board and the Company's former president provided management advisory services to the Company. The aggregate expense was $65,000 during the quarter ended June 30, 2003. The agreement terminated on October 15, 2003, after a 120-day termination notice was exercised.

In May 2004, the Company announced that it had entered into a strategic relationship with the Minnesota School of Business (a company owned by the Company's current CEO) to offer digital video courses at one of the Company's Minneapolis, Minnesota facilities. Offering digital, video-based courses is intended to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student which the Company would receive in an arm's length transactions.

In July 2003, the Board of Directors established a $300,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% and expiring April 30, 2006. As of June 30, 2004, there were no borrowings outstanding under this line of credit. On May 27, 2004, the line was increased to $800,000 and extended to October 31, 2006.

6.    Supplementary Cash Flow Disclosures -

Additional cash flow information is as follows:

                                                             Three Months Ended
                                                                  June 30,
                                                          -------------------------
                                                            2004            2003
                                                          ---------       ---------
Cash paid for interest                                    $  13,647       $   9,115
Noncash financing activity:
     Prepaid insurance paid by short-term debt               98,527               -

Item 2. Management's Discussion and Analysis or Plan of Operations

BUSINESS SUMMARY

Broadview is engaged in the creation and production of a wide range of communication products, primarily video and film based. There are three business groups that comprise the Company's operations: Entertainment, Media Production, and Education. The Entertainment Group creates and produces television shows for cable networks. Media Production develops communication products for corporations, associations and other organizations. The Education Group creates and produces educational products for large publishers plus proprietary products for direct sale and through third party vendors.

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

CONTRACTS RECEIVABLE. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging date and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash provided by operations was $455,666 for the three months ended June 30, 2004. This was due primarily to increased customer deposits of $358,800, reduced contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $255,243, increased accrued liabilities of $11,385 and a depreciation provision of $46,500. Offsetting these, was the net loss of $211,927. Financing activities used $173,554 of net cash for the three months ended June 30, 2004. Management believes that the cash generated from future operations, along with its credit facilities, will allow the Company to continue operations in the normal course of business. The Company's future revenues are largely dependent on renewals of existing shows and/or the development of new programming.

In July 2003, the Board of Directors established an unsecured line of credit with the current CEO, to borrow up to $300,000 at an annual interest rate of 5.5% and expiring April 30, 2006. As of June 30, 2004, there were no borrowings outstanding under this line of credit. On May 27, 2004, the line was increased to $800,000 and extended to October 31, 2006.

In December 2003, the Company and the current CEO as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit are due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4.25% at June 30, 2004). Additionally, the loans are subject to certain profitability covenants, are collateralized by all company assets, and contained certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2004 the outstanding balances on the note and the line were $450,000 and $0 respectively.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. A special committee of the Company's board of directors has been formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at June 30, 2004. In light of additional time that may be needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the fall of 2004. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (a company owned by the Company's CEO) to offer digital video courses at one of the Company's Minneapolis facilities. Through this relationship, the Company intends to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. This new relationship is intended to be part of the Company's plan to build a post-secondary career curriculum, and also a part of its broader strategic plan to transition the Company into the post-secondary education market.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended June 30, 2004 were $871,407 compared to revenues of $886,752 for the corresponding period of the prior year, a 1.7% decrease. The revenue decrease of $15,345 was attributable to reduced revenue in the Entertainment division, reflecting discontinuance of the Company's largest television show and temporary delays in production of one other show, offset by increased media production.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 2004 totaled $759,160 compared to $802,835 in the corresponding period of the prior year. This decrease in the cost of sales of $43,675 was the result of reduced sales. The gross profit was 12.9% and 9.5% for the three months ended June 30, 2004 and 2003, respectively. This increase in gross profit of 3.4 % was because of the increased sales mix in higher margin media production revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2004 totaled $310,621 compared to $379,940 in the corresponding period of the prior year, a decrease of $69,319, or 18.2%. The decrease was primarily due to reduced outside contractor expense of $65,000 and lower business development expense of $8,000. Offsetting these reductions were increased accounting and legal expenses of $12,000 and higher utility expense of $5,000.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 totaled $13,647 compared to $9,180 in the corresponding period of the prior year, an increase of $4,467, or 48.7%. The increase in interest expense was the result of increased outstanding bank term and line of credit debt, offset by reduced debentures interest.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 ("Exchange Act"), as amended) as of the end of the period of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits
             See Exhibit Index following signature page

      b)    Reports on Form 8-K

             On May 26, 2004, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its 2004 fiscal year financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004              Broadview Media, Inc.
                                  (Registrant)

                                  By: /s/_Terry Myhre
                                      ------------------------------------------
                                      Terry Myhre, Chief Executive Officer

                                  And: /s/ H. Michael Blair
                                       -----------------------------------------
                                       H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX

                              BROADVIEW MEDIA, INC.

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2004

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