Form 10QSB
period 2004-09-30
BROADVIEW MEDIA INC
filed 2004-11-04
CIK 73048

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

                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2004

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

                   Yes__X___         No______

2,344,093 shares of $.01 par value common stock were outstanding at October 29, 2004.

Transitional Small Business Disclosure Format (Check One):

                   Yes____           No___X___


================================================================================

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2004


PART I   Financial Information

    Item 1. Condensed Consolidated Financial Statements                              Page No.
                                                                                     --------

            Condensed Balance Sheets as of September 30, 2004
            and March 31, 2004                                                          3

            Condensed Statements of Operations for the Three and Six
            Months Ended September 30, 2004 and 2003                                    4

            Condensed Statements of Cash Flows for the Six
            Months Ended September 30, 2004 and 2003                                    5

            Notes to Condensed Consolidated Financial Statements                       6-8

    Item 2. Management's Discussion and Analysis or Plan of Operation                 8-11

    Item 3. Controls and Procedures                                                    11

PART II  Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                        11

    Item 6. Exhibits and Reports on Form 8-K                                           11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                                     September 30,
                                                                                                          2004          March 31,
                                 ASSETS                                                               (Unaudited)         2004
                                                                                                  ----------------- --------------
Current Assets
      Cash and cash equivalents                                                                            $125,511        $10,930
      Contract and trade receivables, less allowance for doubtful accounts
           of $26,500 and $26,400, respectively                                                             325,015        450,380
      Estimated revenue in excess of billings on uncompleted contracts                                      332,323        531,222
      Other                                                                                                  91,465         19,945
                                                                                                   ----------------- --------------
           Total Current Assets                                                                             874,314      1,012,477

Property and Equipment, net                                                                                 355,647        444,736

Deposits                                                                                                     51,292         51,292
                                                                                                   ----------------- --------------
                                                                                                         $1,281,253     $1,508,505
                                                                                                   ================= ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Bank line of credit                                                                                $  125,000     $  150,000
      Short-term debt                                                                                       450,126        587,500
      Trade accounts payable                                                                                146,737        103,760
      Commissions, salaries and withholdings payable                                                         93,144        144,826
      Other accrued expenses                                                                                 64,658        103,031
      Customer deposits                                                                                     357,476             -
      Deferred gain from sale of building                                                                    16,232         16,232
                                                                                                   ----------------- --------------
           Total Current Liabilities                                                                      1,253,373      1,105,349

Deferred Gain from Sale of Building                                                                          12,164         20,282

Stockholders' Equity
      Preferred stock, 2,500,000 authorized, none issued                                                         -              -
      Common stock, par value $.01 per share; authorized 10,000,000                                          23,381         23,037
         shares, 2,338,093 and 2,303,728 shares issued and outstanding
      Additional paid-in capital                                                                          1,191,990      1,131,290
      Accumulated deficit                                                                                (1,199,655)      (771,453)
                                                                                                   ----------------- --------------
                                                                                                             15,716        382,874
                                                                                                   ----------------- --------------
                                                                                                         $1,281,253     $1,508,505
                                                                                                   ================= ==============


See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended                           Six Months Ended
                                                                 September 30,                              September 30,
                                                      ----------------------------------          ----------------------------------
                                                          2004                  2003                  2004                  2003
                                                      -----------           -----------           -----------           -----------
Revenues                                              $   758,381           $   913,307           $ 1,629,788           $ 1,800,059

Cost of Products and Services Sold                        667,351               717,775             1,426,511             1,520,610
                                                      -----------           -----------           -----------           -----------
Gross Profit                                               91,030               195,532               203,277               279,449

Selling, General and Administrative Expenses              298,256               344,006               608,877               723,946
                                                      -----------           -----------           -----------           -----------
Operating Loss                                           (207,226)             (148,474)             (405,600)             (444,497)

Other Income (Expense)
    Interest expense                                       (9,134)               (8,154)              (22,781)              (17,334)
    Interest income                                            85                   166                   179                   725
                                                      -----------           -----------           -----------           -----------
         Total Other Expense, net                          (9,049)               (7,988)              (22,602)              (16,609)
                                                      -----------           -----------           -----------           -----------

Net Loss                                              $  (216,275)          $  (156,462)          $  (428,202)          $  (461,106)
                                                      ===========           ===========           ===========           ===========
Basic and Diluted Loss Per Common Share               $      (.09)          $      (.07)          $      (.18)          $      (.21)
                                                      -----------           -----------           -----------           -----------



See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                      September 30,
                                                                              ------------------------------
                                                                                 2004                2003
                                                                              ----------          ----------
Operating Activities
       Net loss                                                               $(428,202)          $(461,106)
       Adjustments to reconcile net loss to net cash provided (used)
             by operating activities:
         Depreciation                                                            93,000             144,396
         Deferred gain from sale of building                                     (8,118)             (8,118)
         Changes in operating assets and liabilities:
              Contract and trade receivables and estimated revenue
                   in excess of billings on uncompleted contracts               324,264             295,646
              Other assets                                                       27,007             (66,369)
              Trade accounts payable and accrued expenses                       (47,078)            (52,887)
              Customer deposits                                                 357,476            (494,774)
                                                                              ---------           ---------
                   Net cash provided (used) by operating activities             318,349            (643,212)

Investing Activity
        Purchases of property and equipment                                      (3,911)                 --
                                                                              ---------           ---------

Financing Activities
        Net payments on line of credit                                          (25,000)
        Payments on short-term debt                                            (235,901)           (260,897)
        Proceeds from short-term debt                                                               441,463
        Proceeds on stock subscription receivable                                                   420,000
        Proceeds from stock options and warrants exercised                       61,044              16,486
                                                                              ---------           ---------
                 Net cash provided (used) by financing activities              (199,857)            617,052
                                                                              ---------           ---------

Increase (Decrease) in Cash and Cash Equivalents                                114,581             (26,160)

Cash and Cash Equivalents at Beginning of Period                                 10,930             138,925
                                                                              ---------           ---------
Cash and Cash Equivalents at End of Period                                    $ 125,511           $ 112,765
                                                                              =========           =========


See notes to condensed consolidated financial statements.

BROADVIEW MEDIA, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. ("the Company") as of September 30, 2004 and the three and six month periods ended September 30, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

2. Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit were due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4.75% at September 30, 2004). In October 2004, the loans were extended to January 30, 2005.Additionally, the loans are subject to certain profitability covenants, are collateralized by all the Company's assets, and contain certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At September 30, 2004, the outstanding balances on the note and the line were $425,000 and $125,000 respectively.

3. Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                         Three Months Ended               Six Months Ended
                                                            September 30,                   September 30,
                                                            -------------                   -------------
                                                       2004              2003           2004            2003
                                                     -----------------------------------------------------------
Weighted-average number of common shares used        2,334,528        2,224,416      2,328,426        2,215,108
 in basic and diluted EPS

All options and warrants were antidilutive for the three and six-month periods ended September 30, 2004 and 2003. Antidilutive options of 25,259 and warrants of 515,000, totaling 540,259, shares were not included in the computation of diluted EPS for the three month period ended September 30, 2004. Antidilutive options of 30,210 and warrants of 515,000, totaling 545,210 shares, were not included in the computation of diluted EPS for the six month period ended September 30, 2004. Antidilutive options of 53,458 and 52,362 and warrants of

625,000 and 625,000, totaling 678,458 and 677,362 shares, were not included in the computation of diluted EPS for the three and six month periods, respectively, ended September 30, 2003.
4.Stock-Based Compensation -

As permitted by STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123, the Company follows the intrinsic value method guidance of Accounting Principles Board Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three and six month periods ended September 30, 2004 and 2003, would not have changed significantly from the amounts reported on the statements of operations.

5.  Related Party Transactions-Subsequent Event

In the three and six month periods ended September 30, 2004, the Company billed $11,000 and $43,000, respectively to a Company owned by the current CEO for services performed. The services were billed at rates consistent with similar independent customers.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. A special committee of the Company's Board of Directors has been formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at September 30, 2004. In light of additional time needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the third quarter of fiscal year 2005.The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

A company related to the former Chairman of the Board and the Company's former president provided management advisory services to the Company. The aggregate expense was $55,000 and $120,000 during the three and six months, respectively ended September 30, 2003. The agreement terminated on October 15, 2003, after a 120-day termination notice was exercised.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (a company owned by the Company's current CEO) to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction.

In July 2003, the Board of Directors established a $300,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% and expiring April 30, 2006. On May 27, 2004, the line was increased to $800,000 and extended to October 31, 2006. As of September 30, 2004, there were no borrowings outstanding under this line of credit.

6.  Supplementary Cash Flow Disclosures --

Additional cash flow information is as follows:

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                             ------------------------------------
                                                                                     2004               2003
                                                                             ---------------      ---------------
Cash paid for interest                                                            $22,584              $17,302
Non-cash financing activity:
     Prepaid insurance paid by short-term debt                                     98,527                    -


Item 2. Management's Discussion and Analysis or Plan of Operation


BUSINESS SUMMARY
Broadview Media, Inc. is engaged in the creation and production of a wide range of communication products, primarily video and film based. The Company sells its products to three customer types that comprise the Company's operations:
Entertainment, Media Production, and Education. Entertainment- creates and produces television shows for cable networks. Media Production-develops communication products for corporations, associations and other organizations. Education-creates and produces educational products for large publishers plus proprietary products for direct sale and through third party vendors.

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

CONTRACT RECEIVABLES. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging date and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash provided by operations was $318,349 for the six months ended September 30, 2004. This was due primarily to increased customer deposits of $357,476, reduced contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $324,264 and a depreciation provision of $93,000. Offsetting these sources of cash was the net loss of $428,202. Financing activities used $199,857 of net cash for the six months ended September 30, 2004, primarily through the reduction of debt. Management believes that the cash generated from future operations, along with its credit facilities, will allow the Company to continue operations in the normal course of business. The Company's future revenues are largely dependent on renewals of existing shows and/or the development of new programming.

In July 2003, the Board of Directors established an unsecured line of credit with the CEO, to borrow up to $300,000 at an annual interest rate of 5.5% and expiring April 30, 2006. On May 27, 2004, the line was increased to $800,000 and extended to October 31, 2006. As of September 30, 2004, there were no borrowings outstanding under this line of credit.

In December 2003, the Company and the CEO as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit were due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 4.75% at September 30, 2004). In October 2004, the loans were extended to January 30, 2005. Additionally, the loans are subject to certain profitability covenants, are collateralized by all the Company assets, and contain certain restrictions that prohibit the CEO from personally borrowing funds under these facilities. At September 30, 2004 the outstanding balances on the note and the line were $425,000 and $125,000 respectively.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the CEO, who is also the majority owner of UCC. A special committee of the Company's Board of Directors has been formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at September 30, 2004. In light of additional time needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the third quarter of fiscal year 2005.The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (a company owned by the Company's CEO) to offer digital video courses at one of the Company's Minneapolis facilities. Through this relationship, the Company intends to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. This relationship is intended to be part of the Company's plan to build a post-secondary career curriculum, and also a part of its broader strategic plan to transition the Company into the post-secondary education market.



RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended September 30, 2004 were $758,381 compared to revenues of $913,307 for the corresponding period of the prior year, a 17.0% decrease. The revenue decrease of $154,926 was attributable to one of the Company's largest television show being in contract renewal negotiations, plus a delay in production on one other show.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 2004 totaled $667,351 compared to $717,775 for the corresponding period of the prior year. This decrease in the cost of sales of $50,424 or 7.0% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor. Also included in the quarter ended September 30, 2003 was a $65,865 expense relating to a settlement of a music licensing agreement to cover perpetual music rights on previous episodes produced by the Company's Entertainment Group.

The gross profit was 12.0% and 21.4% for the three months ended September 30, 2004 and 2003, respectively. This decrease in gross profit of 9.4 % was principally the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2004 totaled $298,256 compared to $344,006 for the corresponding period of the prior year, a decrease of $45,750, or 13.3%. The decrease was due to reduced outside consulting services relating to the Platinum Group, offset partially by increased legal fees.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2004 totaled $9,134 compared to $8,154 in the corresponding period of the prior year, an increase of $980, or 12.0%. The increase in interest expense was the result of increased debt.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the six months ended September 30, 2004 were $1,629,788 compared to revenues of $1,800,059 for the corresponding period of the prior year, a 9.5% decrease. The revenue decrease of $170,271 was attributable to one of the Company's largest television shows being in contract renewal negotiations, plus a delay in production on one other show.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the six months ended September 30, 2004 totaled $1,426,511 compared to $1,520,610 for the corresponding period of the prior year. This decrease in the cost of sales of $94,099 or 6.2% was primarily the result of reduced sales, variable labor expense and depreciation expense, offset by increased outside media production costs.
The gross profit was 12.5% and 15.5% for the six months ended September 30, 2004 and 2003, respectively. This decrease in gross profit of 3.0 % was the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2004 totaled $608,877 compared to $723,946 for the corresponding period of the prior year, a decrease of $115,069, or 15.9%. The decrease was due to reduced outside consulting services relating to the Platinum Group, offset partially by increased legal fees.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 2004 totaled $22,781 compared to $17,334 for the corresponding period of the prior year, an increase of $5,447, or 31.4%. The increase in interest expense was the result of increased debt.

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

(a)  The Annual Meeting of the Company's shareholders was held on July 28, 2004.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

      Nominee                      Number of Votes For          Number of Votes Withheld
      -------                      -------------------          ------------------------
      Nels Johnson                      2,048,542                        2,697
      Robert Kramarczuk                 2,049,267                        1,972
      Richard Letsche                   2,048,542                        2,697
      Terry Myhre                       2,035,292                       15,947
      Tom Tucker                        2,035,292                       15,947



Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits
        See Exhibit Index following signature page

b)     Reports on Form 8-K
         On August 5, 2004, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its first quarter financial results.









                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004                      Broadview Media, Inc.
                                            (Registrant)

                                            By:  /s/Terry Myhre
                                                 -------------------------------
                                                 Terry Myhre, Chief Executive
                                                   Officer


                                            And: /s/H. Michael Blair
                                                 -------------------------------
                                                 H. Michael Blair, Chief
                                                   Financial Officer

                                  EXHIBIT INDEX
                              BROADVIEW MEDIA, INC.
                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2004



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