Form 10QSB
period 2004-12-31
BROADVIEW MEDIA INC
filed 2005-02-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                DECEMBER 31, 2004
                             Commission File Number
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

                       Yes [X]                    No [ ]

2,370,747 shares of $.01 par value common stock were outstanding at January 28, 2005.

Transitional Small Business Disclosure Format (Check One):

                       Yes [ ]                     No [X]

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2004

                                                                      Page No.
                                                                      --------
PART I         Financial Information

  Item 1. Condensed Consolidated Financial Statements

      Condensed Balance Sheets as of December 31, 2004
      and March 31, 2004                                                  3

      Condensed Statements of Operations for the Three and Nine
      Months Ended December 31, 2004 and 2003                             4

      Condensed Statements of Cash Flows for the Nine
      Months Ended December 31, 2004 and 2003                             5

    Notes to Condensed Consolidated Financial Statements                  6

  Item 2. Management's Discussion and Analysis or Plan of Operation       8

  Item 3.  Controls and Procedures                                       11

PART II        Other Information

  Item 4. Submission of Matters to a Vote of Security Holders            11

  Item 6. Exhibits and Reports on Form 8-K                               11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                           December 31,
                                                                               2004          March 31,
                                                                           (Unaudited)         2004
                                                                           -----------      -----------
                                ASSETS
Current Assets
  Cash and cash equivalents                                                $    14,818      $    10,930
  Contract and trade receivables, less allowance for doubtful accounts
    of $27,500 and $26,400, respectively                                       201,238          450,380
  Estimated revenue in excess of billings on uncompleted contracts             339,841          531,222
  Other                                                                         71,461           19,945
                                                                           -----------      -----------
    Total Current Assets                                                       627,358        1,012,477

Property and Equipment, net                                                    499,871          444,736

Deposits                                                                        53,828           51,292

UCC Acquisition Fees                                                           105,524                -
                                                                           -----------      -----------
                                                                           $ 1,286,581      $ 1,508,505
                                                                           ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Bank line of credit                                                      $   300,000      $   150,000
  Short-term debt                                                              304,275          587,500
  Trade accounts payable                                                       185,447          103,760
  Commissions, salaries and withholdings payable                                60,338          144,826
  Other accrued expenses                                                        54,008          103,031
  Customer deposits                                                            115,653                -
  Deferred gain from sale of building                                           16,232           16,232
                                                                           -----------      -----------
    Total Current Liabilities                                                1,035,953        1,105,349

Long Term Debt, less current maturities                                        448,098                -
                                                                           -----------      -----------

Deferred Gain from Sale of Building                                              8,105           20,282
                                                                           -----------      -----------

Stockholders' Equity (Deficit)
  Preferred stock, 2,500,000 authorized, none issued                                 -                -
  Common stock, par value $.01 per share; authorized 10,000,000
     shares, 2,370,747 and 2,303,728 shares issued and outstanding              23,707           23,037
  Additional paid-in capital                                                 1,204,497        1,131,290
  Accumulated deficit                                                       (1,433,779)        (771,453)
                                                                           -----------      -----------
                                                                              (205,575)         382,874
                                                                           -----------      -----------
                                                                           $ 1,286,581      $ 1,508,505
                                                                           ===========      ===========

      See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                         December 31,                      December 31,
                                                 ----------------------------      ----------------------------
                                                    2004             2003             2004              2003
                                                 -----------      -----------      -----------      -----------
Revenues                                         $   716,547      $ 1,142,829      $ 2,346,335      $ 2,942,888

Cost of Products and Services Sold                   695,911          925,068        2,122,422        2,445,678
                                                 -----------      -----------      -----------      -----------
Gross Profit                                          20,636          217,761          223,913          497,210

Selling, General and Administrative Expenses         238,906          262,987          847,783          986,933
                                                 -----------      -----------      -----------      -----------

Operating Loss                                      (218,270)         (45,226)        (623,870)        (489,723)

Other Income (Expense)
    Interest expense                                 (15,855)          (8,120)         (38,636)         (25,454)
    Interest income                                        1              112              180              837
    Miscellaneous income                                   -            7,000                -            7,000
                                                 -----------      -----------      -----------      -----------
         Total Other Expense, net                    (15,854)          (1,008)         (38,456)         (17,617)
                                                 -----------      -----------      -----------      -----------
Net Loss                                         $  (234,124)     $   (46,234)     $  (662,326)     $  (507,340)
                                                 ===========      ===========      ===========      ===========
Basic and Diluted Loss Per Common Share          $      (.10)     $      (.02)     $      (.28)     $      (.23)
                                                 -----------      -----------      -----------      -----------

      See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           December 31,
                                                                   ----------------------------
                                                                      2004             2003
                                                                   -----------      -----------
Operating Activities
  Net loss                                                         $  (662,326)     $  (507,340)
  Adjustments to reconcile net loss to net cash used
        by operating activities:
     Depreciation                                                      144,000          216,594
     Deferred gain from sale of building                               (12,177)         (12,177)
     Changes in operating assets and liabilities:
          Contract and trade receivables and estimated revenue
               in excess of billings on uncompleted contracts          440,523           27,611
          Other assets                                                  44,475          (34,483)
          Trade accounts payable and accrued expenses                 (157,348)             173
          Customer deposits                                            115,653         (523,253)
                                                                   -----------      -----------
               Net cash used by operating activities                   (87,200)        (832,875)

Investing Activity
  Purchases of property and equipment                                  (17,983)               -
                                                                   -----------      -----------

Financing Activities
  Net proceeds from line of credit                                     150,000                -
  Payments on short-term debt                                         (289,806)        (640,140)
  Proceeds from long and short-term debt                               175,000        1,014,192
  Proceeds on stock subscription receivable                                  -          420,000
  Proceeds from stock options and warrants exercised                    73,877           24,080
                                                                   -----------      -----------
               Net cash provided by financing activities               109,071          818,132
                                                                   -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents                         3,888          (14,743)
Cash and Cash Equivalents at Beginning of Period                        10,930          138,925
                                                                   -----------      -----------
Cash and Cash Equivalents at End of Period                         $    14,818      $   124,182
                                                                   ===========      ===========

      See notes to condensed consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. ("the Company") as of December 31, 2004 and the three and nine month periods ended December 31, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

2. Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit were due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 5.25% at December 31, 2004). In October 2004, the loans were extended to January 30, 2005. Loans have subsequently been extended to January 28, 2006. Additionally, the loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2004, the outstanding balances on the note and the line were $405,156 and $300,000 respectively.

In July 2003, the Board of Directors established a $300,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% and expiring April 30, 2006. On May 27, 2004, the line was increased to $800,000 and extended to October 31, 2006. As of December 31, 2004, there were outstanding borrowings of $100,000 under this line of credit. In addition, the Company's CFO loaned the Company $75,000 in the fourth quarter which was outstanding at December 31, 2004. The unsecured loan is at an annual interest rate of 5.5% and expires on February 28,2005.

3. Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                              Three  Months Ended             Nine Months Ended
                                                                 December 31,                    December 31,
                                                          --------------------------      --------------------------
                                                            2004             2003           2004              2003
                                                          ---------        ---------      ---------        ---------
Weighted-average number of common shares used
 in basic and diluted EPS                                 2,346,284        2,243,424      2,334,201        2,228,341

All options and warrants were antidilutive for the three and nine-month periods ended December 31, 2004 and 2003. Antidilutive options of 11,754 and warrants of 515,000, totaling 526,754 shares were not included in the computation of diluted EPS for the three month period ended December 31, 2004. Antidilutive options of 29,422 and warrants of 515,000, totaling 544,422 shares, were not included in the computation of diluted EPS for the nine month period ended December 31, 2004. Antidilutive options of 44,486 and 46,436 and warrants of 625,000 and 625,000, totaling 669,486 and 671,436 shares, were not included in the computation of diluted EPS for the three and nine month periods, respectively, ended December 31, 2003.

4. Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company follows the intrinsic value method guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three and nine month periods ended December 31, 2004 and 2003, would not have changed significantly from the amounts reported on the statements of operations.

In December 2004, SFAS No. 123 was revised. This revision focuses primarily on accounting for employee services in share-based transactions. It requires a public entity to measure the cost of employee services received in an exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Since the Company files as a small business issuer, it must meet the requirements of this Statement for accounting periods that begin after December 15, 2005. As part of its employee compensation, the Company periodically issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. It is anticipated this revision will not have a significant impact on the financial statements of the Company.

5. Related Party Transactions

In the three and nine month periods ended December 31, 2004, the Company billed $25,000 and $68,000, respectively to a Company owned by the current CEO for services performed. In the three and nine month periods ended December 31, 2004, the Company billed $23,000. The services were billed at rates consistent with similar independent customers.

A company related to the former Chairman of the Board and the Company's former president provided management advisory services to the Company. The aggregate expense was $0 and $120,000 during the three and nine months, respectively ended December 31, 2003. The agreement terminated on October 15, 2003, after a 120-day termination notice was exercised.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at December 31, 2004. In light of additional time needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the first quarter of fiscal year 2006 at the earliest. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue at least 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (a company owned by the Company's current CEO) to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction.

6. Supplementary Cash Flow Disclosures -

Additional cash flow information is as follows:

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                -------------------------
                                                                                   2004          2003
                                                                                ----------     ----------
Cash paid for interest                                                          $   40,117     $   17,302
Non-cash investing and financing activity:
  Write-off of fully depreciated property and equipment, no longer utilized      7,851,252              -
  Equipment purchases financed with long term debt                                 181,152              -
  Prepaid insurance paid by short-term debt                                         98,527              -
  Fees related to the UCC acquisition included in trade payables                   105,524              -

Item 2. Management's Discussion and Analysis or Plan of Operation

BUSINESS SUMMARY

Broadview Media, Inc. is engaged in the creation and production of a wide range of communication products, primarily video and film based. The Company sells its products to three customer types that comprise the Company's operations:
Entertainment, Media Production, and Education. Entertainment- creates and produces television shows for cable networks. Media Production-develops communication products for corporations, associations and other organizations. Education-creates and produces educational products for large publishers, plus proprietary products for direct sale and through third party vendors.

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

CONTRACT RECEIVABLES. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash used by operations was $87,200 for the nine months ended December 31, 2004. This was due primarily to increased customer deposits of $115,653, reduced contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $440,523 and a depreciation provision of $144,000. Offsetting these sources of cash was the net loss of $662,326 and other net uses of $125,050. Financing activities provided $109,071 of net cash for the nine months ended December 31, 2004, primarily through the increase in debt. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business. The Company's revenues are dependent on renewals of existing shows and the development of new programming, plus revenues from media production and educational customers.

In July 2003, the Board of Directors established an unsecured line of credit with the CEO, to borrow up to $300,000 at an annual interest rate of 5.5%, expiring on April 30, 2006. On May 27, 2004, the line was increased to $800,000 and was extended to October 31, 2006. As of December 31, 2004, there were outstanding borrowings of $100,000 under this line of credit. In addition, the Company CFO loaned the Company $75,000 in the fourth quarter which was outstanding at December 31, 2004. The unsecured loan is at an annual interest rate of 5.5% and expires on February 28, 2005.

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of interest and $8,333 in principal, with the remaining balance due on the expiration date. Both the note and line of credit were due on October 31, 2004 and interest on both facilities is at the bank's prime rate plus 2% (the bank's prime rate was 5.25% at December 31, 2004). In October 2004, the loans were extended to January 30, 2005. Loans have subsequently been extended to January 28, 2006. Additionally, the loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2004, the outstanding balances on the note and the line were $405,156 and $300,000 respectively.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition is subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's special committee and its audit committee, along with the approval by the board and shareholders of UCC. The negotiation and due diligence process was ongoing at December 31, 2004. In light of additional time needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the first quarter of fiscal year 2006 at the earliest. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of UCC and other post-secondary schools. It is anticipated that the Company would issue at least 2,000,000 shares of its stock to acquire UCC if the acquisition occurs.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended December 31, 2004 were $716,547 compared to revenues of $1,142,829 for the corresponding period of the prior year, a 37.3% decrease. The revenue decrease of $426,282 was attributable to one of the Company's largest television shows being in contract renewal negotiations.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended December 31, 2004 totaled $695,911 compared to $925,068 for the corresponding period of the prior year. This decrease in the cost of sales of $229,157 or 24.8% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor.

The gross profit was 2.9% and 19.1% for the three months ended December 31, 2004 and 2003, respectively. This decrease in gross profit of 16.2 % was principally the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2004 totaled $238,906 compared to $262,987 for the corresponding period of the prior year, a decrease of $24,081, or 9.2%. The decrease was due to reduced audit and legal expense.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2004 totaled $15,855 compared to $8,120 in the corresponding period of the prior year, an increase of $7,735, or 95.3%. The increase in interest expense was the result of increased debt.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the nine months ended December 31, 2004 were $2,346,335 compared to revenues of $2,942,888 for the corresponding period of the prior year, a 20.3% decrease. The revenue decrease of $596,553 was attributable to one of the Company's largest television shows being in contract renewal negotiations, plus a discontinuance of one other large show.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the nine months ended December 31, 2004 totaled $2,122,422 compared to $2,445,678 for the corresponding period of the prior year. This decrease in the cost of sales of $323,256 or 13.2% was primarily the result of reduced sales, variable labor expense and depreciation expense, offset by increased outside media production costs.

The gross profit was 9.5% and 16.9% for the nine months ended December 31, 2004 and 2003, respectively. This decrease in gross profit of 7.4 % was the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2004 totaled $847,783 compared to $986,933 for the corresponding period of the prior year, a decrease of $139,150, or 14.1%. The decrease was due to reduced outside consulting services.

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2004 totaled $38,636 compared to $25,454 for the corresponding period of the prior year, an increase of $13,182, or 51.8%. The increase in interest expense was the result of increased debt.

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

      None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

            See Exhibit Index following signature page

      b)    Reports on Form 8-K

            On November 8, 2004, the Company filed a Form 8-K under Item 9 (in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition") announcing its second quarter financial results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2005           Broadview Media, Inc.
                                  (Registrant)

                                  By: /s/ Terry Myhre
                                      -----------------------------------------
                                      Terry Myhre, Chief Executive Officer

                                  And: /s/ H. Michael Blair
                                       -----------------------------------------
                                       H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX

                              BROADVIEW MEDIA, INC.

                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2004

Exhibit                                Description
-------     ------------------------------------------------------------------
31.1        Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act
            of 2002

31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002