Form 10KSB
period 2005-03-31
BROADVIEW MEDIA INC
filed 2005-06-24
CIK 73048

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------
                                   FORM 10-KSB
                         Annual Report Under Section 13
                                       of
                       The Securities Exchange Act of 1934

For the fiscal year                                             Commission File
ended March 31, 2005                                            Number: 0-8505

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

                       -----------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.01

                       -----------------------------------

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended March 31, 2005 were $3,347,568.

      The aggregate market value of the Common Stock held by non-affiliates based upon the closing sale price of the registrant's Common Stock as of June 3, 2005 was approximately $6,546,126.

      Shares of $.01 par value Common Stock outstanding at June 3, 2005:
2,720,747

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2005 are incorporated by reference into Part II.

2. Portions of the Registrant's definitive Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              --------------------

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

      On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.

      On November 17, 2003, the Registrant signed a non-binding letter of intent to acquire Utah Career College, a privately-owned, post-secondary institution that offers career vocational training programs. Terry Myhre, the Company's Chairman and CEO, is also the majority owner of Utah Career College. Utah Career College provides Title IV accreditation, a key factor in obtaining student loans for the post-secondary market. The planned acquisition of this post-secondary career college is intended to allow the Company to expand its presence in the post-secondary education market and allow it to pursue a strategic direction and transition to become a direct participant in the post-secondary education market. As noted below, the Company is also establishing a relationship with another post-secondary school to provide real-time apprenticeship programs for such school.

      Although the proposed acquisition of Utah Career College will not require a vote of the Company's shareholders, the proposed acquisition is subject to a number of conditions, including completion of due diligence review with acceptable results by each party, negotiation of the acquisition price which is expected to be stock from the Company, receipt of any governmental or third-party consents or clearances that might be required, negotiation of a definitive acquisition agreement, receipt by the Company of a fairness opinion from its investment banker, and approval of the acquisition by the audit committee and the Board of the Company and by the board and shareholders of Utah Career College. The negotiation and due diligence process was on going as of the date of this Annual Report. In light of additional time that may be needed to address certain regulatory and due diligence matters, it is not expected that the acquisition, if it occurs, will be consummated until the summer of 2005.

      In May 2004, the Company entered into a strategic relationship with Minnesota School of Business("MSB"), a company owned by the Company's Chairman and CEO, to offer digital video courses at one of the Company's Minneapolis facilities. Through this relationship, the Company intends to provide a way for students to receive instruction in an apprenticeship environment within a for-profit business. This new relationship is intended to be part of the Company's plan to build a post-secondary career curriculum, and also a part of its broader strategic plan to transition the Company into the post-secondary education market. The Company provides media production and consulting services and billed $85,000 and $33,000 to MSB for fiscal years 2005 and 2004, respectively.

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

      For ENTERTAINMENT customers, the Company currently has two series in production airing on the Home and Garden Television ("HGTV") cable network channel: Before and After and New Spaces. These are renewals of successful, ongoing productions. Before and After is contracted for a new season pilot with an option for 26 episodes, which if the option for all is exercised, would be produced over a period of eighteen months. New Spaces renewed twenty-six episodes in first quarter FY05. Which episodes are being produced over a period of eighteen months.

      The Company is an established vendor in the entertainment arena, having produced more than 1100 episodes for seven different networks in the past eight years. It has established relationships with several cable networks and is actively promoting new show proposals for these networks. In addition, the Company has a process to receive and evaluate show treatments for ideas that are presented to it by outside producers. The Company believes that access to both Chicago and Twin Cities talent and the existence of complete studio facilities in both cities enhance its competitive position.

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

      The Registrant operates complete production facilities in both Minneapolis and Chicago. It has capabilities in all phases of production, including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Registrant has two studios with a total stage area of approximately 5,000 square feet and operates twelve post-production suites to provide editing, graphics design and audio services. In addition to studio recording facilities, the Registrant has portable recording units used for location production. In addition, the Company provides equipment, facilities and technicians for technical support to Minnesota School of Business (a related party) under a rental agreement that MSB uses to provide training to students.

      Markets and Distribution. The primary market for Entertainment customers consists of lifestyle cable television networks, which are located throughout the United States. Media Production customers are located throughout the United States, although a majority is located in the north central portion of the United States. The Education market includes all major United States publishers.

      The Registrant uses its own internal sales force. Additionally, it uses an independent sales representative company for television shows.

      In March 2003, Minnesota businessman Terry Myhre invested in the Company and became its single largest shareholder, and also was elected to the Company's board of directors. Mr. Myhre owns or has the controlling interest in MSB and Globe College, which are privately-owned, post-secondary schools offering career-focused training. MSB has five campuses located in Richfield, Shakopee, Plymouth, St. Cloud and Brooklyn Center, Minnesota. Globe College is located in Oakdale, Minnesota. MSB and Globe College have been educating students for more than one hundred years and currently have a combined enrollment of 3,900 students. In addition, Mr. Myhre has interests in the following specialty education schools: Truck America Training, Institute of Production and Recording(IPR), Duluth Business University and Utah Career College (which the Company intends to acquire).

Mr. Myhre became Chairman and CEO of the Company in January 2004, and increased his stock and warrant holdings in the Company in March 2005. Including warrants held by Mr. Myhre for the purchase of one million shares of common stock, he owned as of the date of this Annual Report holdings representing 60.4% of the Company's shares (assuming exercise of his warrants). See Item 5 below.

      The Company anticipates that its relationship with MSB will be expanded in FY 06 to pursue the following revenue opportunities, some of which was realized in FY05:

      - The Company serving as a workshop location for students enrolled in the Digital Video Training Center, a new program or course of study offered by MSB in Spring 2004.

      -     The Company producing video products for MSB.

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

      Dependence on One or a Few Customers. During FY05 and FY04, the Registrant derived approximately 43% and 58%, respectively, of its revenues from two customers; HGTV 35% (53%) and Target 8%(5%).

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

      Research and Development. In FY05 and FY04, the Registrant invested approximately $80,000 and $96,000, respectively, in research activities relating to the development of new products and services, primarily in the area of new media and entertainment programming. These investments were expensed as incurred.

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

      Employees. At May 31, 2005, the Registrant employed 25 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

      The Registrant uses leased properties as follows:

      Location                General Description                        Lease Terms
----------------------   -----------------------------  ----------------------------------------------
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

      In June 1998, the Registrant entered into a sale-leaseback transaction with Lindue LLC, a company owned by a former member of the Registrant's board of directors, involving two parcels of land and buildings located at 4000 West 76th Street and 4455 West 77th Street, Minneapolis, Minnesota. The aggregate sale price for the two parcels was $1.6 million. The non-cancelable lease for the property at 4455 West 77th Street, which commenced June 1998, expires June 30, 2006. Monthly rent is $11,857 through June 30, 2005, at which time it will increase to $12,153.

      The terms of the non-cancelable lease for the property at 4000 West 76th Street, Minneapolis, Minnesota that commenced September 2002, expires September 2007. Rent is $2,072 per month until September 2006, and will be $2,149 per month until September 2007. The property was previously leased on a month-to-month basis.

      The non-cancelable lease for the property at 142 East Ontario Street in Chicago commenced April 2002, and was extended to May 31, 2012. Monthly rent is $15,646 for the first year beginning May 2002, and increases yearly by 3%.

      The Registrant believes such properties to be in good condition and adequate for its present and foreseeable operations. The Registrant believes its property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

      The Registrant is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Registrant's shareholders during the fourth quarter of the Registrant's 2005 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      A portion of the information required by Item 5 is incorporated herein by reference to the section labeled "Financial Review -- Market Prices" which appears in the Registrant's 2005 Annual Report to Shareholders.

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

      On March 30, 2005, the Company sold to Terry Myhre, its Chairman and Chief Executive Officer, 500,000 units, at a price of $1.25 per unit, for a total amount of $625,000. Each unit consisted of one share of Series B Preferred Stock of the Company and detachable warrants to purchase two shares of Common Stock at an exercise price of $1.25 per share. Each share of Series B Preferred Stock is convertible into one share of the Company's Common Stock. In addition, Mr. Myhre exercised 350,000 Common Stock Purchase Warrants (acquired in March 2003) at an exercise price of $1.25 per share or a total of $437,500. The securities were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Act and Regulation D adopted pursuant to the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The information required by Item 6 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis" which appears in the Registrant's 2005 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS

      The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors' Report thereon which appears in the Registrant's 2005 Annual Report to Shareholders.

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

ITEM 8B. OTHER INFORMATION

      Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

                           Present Position(s)
    Name of                      with
Executive Officer    Age      Registrant                          Business Experience
-----------------   ---   --------------------    ----------------------------------------------------
Terry Myhre          60   Chief Executive         Chairman of the Board and CEO of the Registrant
                          Officer, Chairman of    since January 2004; President and owner of Minnesota
                          Board of Directors      School of Business since 1988; President and
                                                  co-owner of Globe Business College since 1972;
                                                  President, CEO and co-owner of Utah Career College
                                                  since 1998.

Mark "Red" White     51   Chief Operating         Chief Operating Officer of the Registrant since
                          Officer                 July 17, 2003; Director of Operations of the
                                                  Registrant since April 1999.  Mr. White has 30 years
                                                  of experience in the entertainment (film, video and
                                                  music) industry.

H. Michael Blair     60   Chief Financial         CFO of Registrant since October 1, 2001. Independent
                          Officer                 CPA and business consultant since May 2000. CFO,
                                                  United Market Services, Inc., a livestock marketing
                                                  firm, 1989-2000.

      There are no family relationships among any of the Registrant's directors or executive officers.

      The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled "Election of Directors," the information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section labeled "Section 16 (a) Beneficial Ownership Reporting Compliance," and the information relating to Code of Ethics is incorporated herein by reference to the section "Code of Ethics," which sections appear in the Registrant's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 2005 fiscal year end in connection with the Registrant's 2005 Annual Meeting of Shareholders. The Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by Item 10 is incorporated herein by reference to the Section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

      The following table provides information as of March 31, 2005 about the Registrant's equity compensation plans.

                             NUMBER OF SECURITIES TO       WEIGHTED AVERAGE           NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE UNDER
                             OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS (EXCLUDING
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      SECURITIES REFLECTED IN COLUMN (a))
                             -----------------------     --------------------     ------------------------------------
                                       (a)                       (b)                              (c)
                             -----------------------     --------------------     ------------------------------------
Equity compensation plans
approved by security
holders                                None                      None                            254,280

Equity compensation plans
not approved by security
holders                                None                      None                             None

Total                                  None                                                      254,280

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is incorporated herein by reference to the sections labeled "Election of Directors" and "Certain Relationships and Related Transactions" which appear in the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

      (a) Exhibits. See "Exhibit Index" on page following signatures.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to the section labeled "Independent Auditors" which appears in the Registrant's definitive Proxy Statement for its 2005 Annual Report to Shareholders.

                                   SIGNATURES

      In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BROADVIEW MEDIA, INC.
                                   (the "Registrant")

                                   By: /s/ Mark "Red" White
                                      --------------------------------
Date: June 24, 2005                    Mark "Red" White, Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                      Date
------------------------    -----------------------------    -------------
                                  Chairman and CEO           June 24, 2005
   /s/ Terry L. Myhre       (principal executive officer)
   -------------------
     Terry L. Myhre

   /s/ Mark "Red" White                 COO                  June 24, 2005
   --------------------
     Mark "Red" White

   /s/ H. Michael Blair                 CFO                  June 24, 2005
   ---------------------     (principal financial officer)
     H. Michael Blair

   /s/ Thomas C. Tucker               Director               June 24, 2005
   ---------------------
     Thomas C. Tucker

  /s/ Richard W. Letsche              Director               June 24, 2005
  -----------------------
     Richard W. Letsche

 /s/ Robert A. Kramarczuk             Director               June 24, 2005
 ------------------------
   Robert A. Kramarczuk

    /s/ Nels Johnson                  Director               June 24, 2005
    -----------------
      Nels Johnson

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                              BROADVIEW MEDIA, INC.

                        (Commission File Number: 0-8505)

                        ---------------------------------

                                  EXHIBIT INDEX
                                       For
                        Form 10-KSB for 2005 fiscal year

                        ---------------------------------

Exhibit
3.1      Registrant's Restated Articles of Incorporation, as amended to date***

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

10.4     Lease Agreement, dated June 24, 1998, between the Registrant and
         Lindue, LLC relating to property at 4000 West 76th Street, Minneapolis,
         MN--incorporated by reference to Exhibit 10.28 to the Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

Exhibit
10.5     Lease Agreement, dated June 24, 1998, between the Registrant and
         Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis,
         MN--incorporated by reference to Exhibit 10.29 to the Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

10.6     Working Capital Line of Credit, dated April 20, 2000, between
         Registrant and Fidelity Bank--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000*

10.7     Term Loan, dated April 20, 2000, between Registrant and Fidelity
         Bank--incorporated by reference to Exhibit 10.3 to the Registrant's
         Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000*

10.8     Notice to Extend Lease, dated January 3, 2000, between Registrant and
         Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis,
         MN--incorporated by reference to Exhibit 10.12 to the Registrant's
         Annual Report on Form 10-KSB for the year ended March 31, 2001*

10.9 Extension dated June 20,2001, of April 20, 2001, Working Capital Line of Credit with Fidelity Bank--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001*

10.10    Commercial Lease between Broadview Media, Inc. lessee and Haymarket
         Square Associates, Ltd., lessor dated April 18,2001, for Unit 2H, 212
         N. Sangamon, Chicago, IL--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended
         June 30, 2001*

10.11    Extension dated August 31, 2001, of April 20, 2001, Working Line of
         Credit with Fidelity Bank--incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended
         September 30, 2001*

10.12 Third Amendment to lease dated January 22, 2002, by and between American Osteopathic Association, an Illinois not-for-profit corporation, and Registrant for premises at 142 Ontario Street, Chicago, Illinois--incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
         March 31, 2002*

10.13    Securities Purchase Agreement dated March 25, 2003, by and between
         Broadview Media, Inc. and Terry Myhre--incorporated by reference to
         Exhibit 1 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.14    Registration Rights Agreement dated March 25, 2003, by and between
         Broadview Media, Inc. and Terry Myhre, Buyer--incorporated by reference to Exhibit 2 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.15    Common Stock Purchase Warrant dated March 25, 2003, granted by
         Broadview Media, Inc. to Terry Myhre--incorporated by reference to
         Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003*

Exhibit
10.16    Common Stock Purchase Warrants dated March 30, 2005, as issued by
         Broadview Media, Inc. to Terry L. Myhre--incorporated by reference to
         Exhibit 6 to Schedule 13D amendment filed by Terry L. Myhre on June 14,
         2005*

10.17    Line of Credit Authorization and related Promissory Note dated July 24,
         2003, by and between Registrant and Terry L. Myhre***

10.18    Line of Credit Authorization and related Promissory Note dated May 27,
         2004, by and between Registrant and Terry L. Myhre***

10.19    Line of Credit Authorization and related Promissory Note dated March
         30, 2005, by and between Registrant and Terry L. Myhre***

10.20    Investment Registration Letter and Subscription Agreement dated March
         30, 2005, by and between the Registrant and Terry L. Myhre--incorporated by reference to Exhibit 5 to Schedule 13D filed by Terry Myhre on June
         14, 2005*

10.21    Promissory Note dated September 25, 2003, between Registrant and H.
         Michael Blair***

10.22    Promissory Note dated December 30, 2004, between Registrant and H.
         Michael Blair***

13       Annual Report to Shareholders. The portions of the Registrant's 2005
         Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference***

14 Code of Ethics--incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-KSB for fiscal year ended March
         31, 2004.

21       Subsidiary of the Registrant

                     Name                               State of Incorporation
         Broadview Media/Chicago, Inc.                          Minnesota

23.1     Consent. Consent of Lurie Besikof Lapidus & Company, LLP***

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