Form 10QSB
period 2005-06-30
BROADVIEW MEDIA INC
filed 2005-08-11
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                  JUNE 30, 2005
                             Commission File Number
                                     0-8508

                              BROADVIEW MEDIA, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Minnesota                                    41-0641789
     (State or other Jurisdiction of                (IRS Employer Identification
      Incorporation or Organization)                           Number)

          4455 West 77th Street
             Minneapolis, MN                                    55435
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

7,720,747 shares of $.01 par value common stock were outstanding at August 4, 2005.

Transitional Small Business Disclosure Format (Check One):

                               Yes       No   X
                                   -----    -----

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2005

                                                                        Page No.
                                                                        --------
PART I    Financial Information

   Item 1.   Condensed Consolidated Financial Statements

             Condensed Balance Sheets as of June 30, 2005 and
             March 31, 2005                                                 3
             Condensed Statements of Operations for the Three Months
             ended June 30, 2005 and 2004                                   4
             Condensed Statements of Cash Flows for the Three Months
             Ended June 30, 2005 and 2004                                   5
             Notes to Condensed Consolidated Financial Statements           6

   Item 2.   Management's Discussion and Analysis or Plan of Operation      8

   Item 3.   Controls and Procedures                                       10

PART II   Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders           11

   Item 6.   Exhibits and Reports on Form 8-K                              11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                        June 30,
                                                                          2005       March 31,
                                                                      (Unaudited)       2005
                                                                      -----------   -----------
                              ASSETS

Current Assets
   Cash and cash equivalents                                          $    72,528   $   124,126
   Contract and trade receivables, less allowance for doubtful
      accounts of $14,500 and $13,500, respectively                       435,574       469,012
   Estimated revenue in excess of billings on uncompleted contracts       514,994       394,697
   Other                                                                  147,025        29,581
                                                                      -----------   -----------
      Total Current Assets                                              1,170,121     1,017,416

Property and Equipment, net                                               424,751       465,362

Deposits                                                                   53,828        53,828

UCC Acquisition Fees                                                      156,390       105,524
                                                                      -----------   -----------
                                                                      $ 1,805,090   $ 1,642,130
                                                                      ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term and short-term debt                    197,819       130,853
   Accounts payable                                                       133,372        61,818
   Commissions, salaries and withholdings payable                         117,536       152,719
   Accrued expenses                                                        36,538        77,461
   Deferred gain from sale of building                                     16,232        16,232
                                                                      -----------   -----------
      Total Current Liabilities                                           501,497       439,083

Long Term Debt, less current maturities                                   832,826       437,106
                                                                      -----------   -----------
Deferred Gain from Sale of Building                                            --         4,047
                                                                      -----------   -----------
Stockholders' Equity
   Preferred stock Series B, par value $.01 per share, 500,000
      shares authorized, issued and outstanding                             5,000         5,000
   Common stock, par value $.01 per share; authorized 10,000,000               --            --
      shares, 2,720,747 shares issued and outstanding                      27,207        27,207
   Additional paid-in capital                                           2,258,497     2,258,497
   Accumulated deficit                                                 (1,819,937)   (1,528,810)
                                                                      -----------   -----------
                                                                          470,767       761,894
                                                                      -----------   -----------
                                                                      $ 1,805,090   $ 1,642,130
                                                                      ===========   ===========

See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                                      June 30,
                                               ---------------------
                                                  2005        2004
                                               ---------   ---------
Revenues                                       $ 708,032   $ 871,407
Cost of Products and Services Sold               686,142     759,160
                                               ---------   ---------
Gross Profit                                      21,890     112,247
Selling, General and Administrative Expenses     297,614     310,621
                                               ---------   ---------
Operating Loss                                  (275,724)   (198,374)
Other Income (Expense)
   Interest expense                              (15,405)    (13,647)
   Interest income                                     2          94
                                               ---------   ---------
      Total Other Expense, net                   (15,403)    (13,553)
                                               ---------   ---------
Net Loss                                       $(291,127)  $(211,927)
                                               ---------   ---------
Basic and Diluted Loss Per Common Share        $    (.11)  $    (.09)
                                               ---------   ---------

See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                   2005        2004
                                                                ---------   ---------
Operating Activities
   Net loss                                                     $(291,127)  $(211,927)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation                                                 48,000      46,500
      Deferred gain from sale of building                          (4,047)     (4,059)
      Changes in operating assets and liabilities:
         Contract and trade receivables and estimated revenue
            in excess of billings on uncompleted contracts        (86,859)    255,243
         Other assets                                              (8,677)       (276)
         Accounts payable and accrued expenses                    (29,553)     11,385
         Customer deposits                                             --     358,800
                                                                ---------   ---------
            Net cash provided (used) by operating activities     (372,263)    455,666
Investing Activity
   Purchases of property and equipment                             (7,389)         --
   UCC acquisition fees paid                                      (25,865)         --
                                                                ---------   ---------
            Net cash used by investing activities                 (33,254)         --
                                                                ---------   ---------
Financing Activities
   Net proceeds from (payments on) line of credit                 275,000    (150,000)
   Payments on long and short-term debt                           (71,081)    (61,335)
   Proceeds from long and short-term debt                         150,000
   Proceeds from stock options and warrants exercised                  --      37,781
                                                                ---------   ---------
            Net cash provided (used) by financing activities      353,919    (173,554)
                                                                ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents                  (51,598)    282,112

Cash and Cash Equivalents at Beginning of Period                  124,126      10,930
                                                                ---------   ---------
Cash and Cash Equivalents at End of Period                      $  72,528   $ 293,042
                                                                =========   =========

See notes to condensed consolidated financial statements.

                      BROADVIEW MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. ("the Company") as of June 30, 2005 and the three month periods ended June 30, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of June 30, 2005 and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2005.

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

2. Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (6.25% on June 30, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2005, the outstanding balances on the note and the line were $377,354 and $275,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of June 30, 2005, there were no outstanding borrowings under this line of credit. In addition, the Company's CFO loaned the Company $150,000 in the first quarter which was outstanding at June 30, 2005. The unsecured loan is at an annual interest rate of 5.5% and expires on December 31, 2006.

3. Loss Per Common Share

The number of shares used in the calculations of loss Per Common Share (EPS) are as follows:

                                                  Three Months Ended
                                                       June 30,
                                                ---------------------
                                                   2005        2004
                                                ---------   ---------
Weighted-average number of common shares used
   in basic and diluted EPS                     2,720,747   2,322,258

All options and warrants were antidilutive for the three-month periods ended June 30, 2005 and 2004. Antidilutive warrants of 1,145,000 shares were not included in the computation of diluted EPS for the three month period ended June 30, 2005. Antidilutive options of 35,317 and warrants of 515,000, totaling 550,317, were not included in the computation of diluted EPS for the three month periods ended June 30, 2004.

4. Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company follows the intrinsic value method guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three month periods ended June 30, 2005 and 2004, would not have changed significantly from the amounts reported on the condensed consolidated statements of operations.

In December 2004, SFAS No. 123 was revised. This revision focuses primarily on accounting for employee services in share-based transactions. It requires an entity to measure the cost of employee services received in an exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company is a small business issuer, and must meet the requirements of this Statement for accounting periods that begin after December 15, 2005. As part of its employee compensation, the Company periodically issues stock options that have been accounted for under APB No. 25 and will need to be accounted for under the fair value method as described in this Statement. It is anticipated this revision will not have a significant impact on the financial statements of the Company.

5. Related Party Transactions

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition was subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's Audit committee and board, along with the approval by the board and shareholders of UCC. The acquisition was consummated on July 1st, 2005. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of post-secondary schools and further facilitate the Company's transition into the education market. The Company issued 5,000,000 shares of its common stock to acquire UCC. Through June 30, 2005, the Company capitalized $156,390 of fees related to the UCC acquisition.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's current CEO to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction. In the three month period ended June 30, 2005 and 2004, the Company billed MSB $18,000 and $32,000, respectively. The services were billed at rates consistent with similar independent customers.

6. Supplementary Cash Flow Disclosures -

Additional cash flow information is as follows:

                                                  Three Months Ended
                                                       June 30,
                                                  ------------------
                                                   2005        2004
                                                  --------   -------
Cash paid for interest                            $ 15,405   $13,647
Non-cash investing and financing activities:
   Prepaid insurance paid by short-term debt       108,767    98,527
   Fees related to the UCC acquisition included
      in accounts payables                          25,001        --

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

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash used by operations was $372,263 for the three months ended June 30, 2005. This was due primarily to the net loss of $291,127, increased contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $86,859 and other uses of $42,277. Offsetting these uses of cash was the depreciation expense of $48,000. Financing activities provided $462,686 of net cash for the three months ended June 30, 2005, primarily through the increase in debt. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business. The Company's revenues are dependent on renewals of existing shows and the development of new programming, plus revenues from media production and educational customers.

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (6.25% at June 30, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2005, the outstanding balances on the note and the line were $377,354 and $275,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of June 30, 2005, there were no outstanding borrowings under this line of credit. In addition, the Company's CFO loaned the Company $150,000 in the first quarter which was outstanding at June 30, 2005. The unsecured loan is at an annual interest rate of 5.5% and expires on December 31, 2006.

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition was subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's Audit committee and board, along with the approval by the board and shareholders of UCC. The acquisition was consummated on July 1, 2005. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of post-secondary schools. The Company issued 5,000,000 shares of its common stock to acquire UCC. Through June 30, 2005, the Company capitalized $156,390 for fees related to the UCC acquisition.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended June 30, 2005 were $708,032 compared to revenues of $871,407 for the corresponding period of the prior year, a 18.7% decrease. The revenue decrease of $163,375 was attributable to reduced media production at our Chicago facility.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 2005 totaled $686,142 compared to $759,160 for the corresponding period of the prior year. This decrease in the cost of sales of $73,018 or 9.6% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor.

The gross profit was 3.1% and 12.9% for the three months ended June 30, 2005 and 2004, respectively. This decrease in gross profit of 9.8 % was principally the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2005 totaled $297,614 compared to $310,621 for the corresponding period of the prior year, a decrease of $13,007, or 4.2%. The decrease was due to reduced outside services and legal expense.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2005 totaled $15,405 compared to $13,647 in the corresponding period of the prior year, an increase of $1,758, or 12.9%. The increase in interest expense was the result of increased capital lease debt and increased interest rates reflecting the increased prime rate, offset by reduced debenture debt.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements, due to error or fraud may occur and may not be detected.

Material Weakness identified: Controls Deemed Ineffective-Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Committee (COSO) criteria

Part II - Other Information;

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     See Exhibit Index following signature page

b)   Reports on Form 8-K

     On April 5, 2005, the Company filed a Form 8-K under Item 1 Entry into a material definitive agreement, Item 2 creation of a direct financial obligation and Item 3 unregistered sales of equity securities. This included announcing the authorization and sale of Series B preferred stock to the Company's CEO, exercise of outstanding warrants by the Company's CEO and the increase and extension of the Company's line of credit by the Company's CEO. Under Item 5, the Company announced the change in control and amendment to the Articles of Incorporation reflecting the above transaction.

On June 27, 2005, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its fourth quarter and fiscal year ended March 31, 2005 financial results.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 11, 2005                         Broadview Media, Inc.
                                        (Registrant)


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

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2005

Exhibit   Description
-------   -----------
31.1      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002