Form 10QSB/A
period 2005-06-30
BROADVIEW MEDIA INC
filed 2005-09-07
CIK 73048

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                                TO CURRENT REPORT


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

This amendment No. 1 to the form 10QSB filing amends and restates in its entirety the Form 10QSB dated August 11, 2005, originally filed with the Securities and Exchange Commission August 11, 2005

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes__X___           No______

7,720,747 shares of $.01 par value common stock were outstanding at August 26, 2005.

Transitional Small Business Disclosure Format (Check One):

                                          Yes______           No___X___


================================================================================

                              BROADVIEW MEDIA, INC.
                                 AND SUBSIDIARY

                              EXPANATORY STATEMENT

This Form 10-QSB/A amends our Form 10-QSB filed August 11, 2005. We have restated our previously issued consolidated balance sheet as of June 30, 2005 and the consolidated statements of operation and of cash flows for the three months ended June 30, 2005. In particular, Management determined that Broadview Media needed to expense a portion of the C Square Educational Enterprise (UCC) acquisition fees. The acquisition of UCC was completed on July 1, 2005. Management reassessed its calculation of the capitalization of these fees after determining that the Company's largest shareholder and CEO of Broadview Media and UCC had controlling interest in both companies and the attributable portion of those fees should have been expensed as of June 30, 2005. The adjustment resulting from the restatement increased the net loss for the three months ended June 30, 2005 and increased accumulated deficit at June 30, 2005 by $106,462.

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2005


                                                                                     Page No.
                                                                                     --------
PART I   Financial Information

    Item 1.   Condensed Consolidated Financial Statements


              Condensed Balance Sheets as of June 30, 2005 (Restated)
              and March 31, 2005                                                        3

              Condensed Statements of Operations for the Three
              Months ended June 30, 2005 (Restated) and 2004                            4

              Condensed Statements of Cash Flows for the Three
              Months Ended June 30, 2005 (Restated) and 2004                            5

            Notes to Condensed Consolidated Financial Statements                        6

    Item 2.   Management's Discussion and Analysis or Plan of Operation                 8

    Item 3.   Controls and Procedures                                                  11

PART II  Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders                      11

    Item 6.   Exhibits and Reports on Form 8-K                                         11

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                      Broadview Media, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                                       June 30,
                                                                                                         2005          March 31,
                                                  ASSETS                                              (Unaudited)         2005
                                                                                                   ----------------  --------------
                                                                                                      (Restated)
Current Assets
      Cash and cash equivalents                                                                    $         72,528  $      124,126
      Contract and trade receivables, less allowance for doubtful accounts
           of  $14,500 and $13,500, respectively                                                            435,574         469,012
      Estimated revenue in excess of billings on uncompleted contracts                                      514,994         394,697
      Other                                                                                                 147,025          29,581
                                                                                                   ----------------- ---------------
           Total Current Assets                                                                           1,170,121       1,017,416

Property and Equipment, net                                                                                 424,751         465,362

Deposits                                                                                                     53,828          53,828

UCC Acquisition Fees                                                                                         49,928         105,524
                                                                                                   ----------------- ---------------
                                                                                                   $      1,698,628  $    1,642,130
                                                                                                   ================= ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Current maturities of long-term and short-term debt                                          $        197,819  $      130,853
      Accounts payable                                                                                      133,372          61,818
      Commissions, salaries and withholdings payable                                                        117,536         152,719
      Accrued expenses                                                                                       36,538          77,461
      Deferred gain from sale of building                                                                    16,232          16,232
                                                                                                   ----------------- ---------------
           Total Current Liabilities                                                                        501,497         439,083

Long Term Debt, less current maturities                                                                     832,826         437,106
                                                                                                   ----------------- ---------------

Deferred Gain from Sale of Building                                                                       -                   4,047
                                                                                                   ----------------- ---------------

Stockholders' Equity
      Preferred stock Series B, par value $.01 per share, 500,000 shares
        authorized, issued and outstanding                                                                    5,000           5,000
      Common stock, par value $.01 per share; authorized 10,000,000
         shares, 2,720,747 shares issued and outstanding                                                     27,207          27,207
      Additional paid-in capital                                                                          2,258,497       2,258,497
      Accumulated deficit                                                                                (1,926,399)     (1,528,810)
                                                                                                   ----------------- ---------------
                                                                                                            364,305         761,894
                                                                                                   ----------------- ---------------
                                                                                                   $      1,698,628  $    1,642,130
                                                                                                   ================= ===============


See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                        -------------------
                                                                                    2005                    2004
                                                                                    ----                    ----
                                                                                 (Restated)
Revenues                                                                        $       708,032       $         871,407

Cost of Products and Services Sold                                                      686,142                 759,160
                                                                                ----------------      ------------------
Gross Profit                                                                             21,890                 112,247

Selling, General and Administrative Expenses                                            297,614                 310,621
                                                                                ----------------      ------------------
Operating Loss                                                                         (275,724)               (198,374)

Other Income (Expense)
    Interest expense                                                                    (15,405)                (13,647)
    Interest income                                                                           2                      94
    Other expense                                                                      (106,462)                      -
                                                                                ----------------      ------------------
         Total Other Expense, net                                                      (121,865)                (13,553)
                                                                                ----------------      ------------------
Net Loss                                                                        $      (397,589)      $        (211,927)
                                                                                ================      ==================
Basic and Diluted Loss Per Common Share                                         $          (.15)      $            (.09)
                                                                                ----------------      ------------------

See notes to condensed consolidated financial statements.

                      Broadview Media, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                    Three Months Ended
                                                                                                         June 30,
                                                                                             ---------------------------------
                                                                                                  2005             2004
                                                                                             ---------------   ---------------
                                                                                               (Restated)
Operating Activities
       Net loss                                                                              $     (397,589)    $    (211,927)
       Adjustments to reconcile net loss to net cash provided (used)
             by operating activities:
         Depreciation                                                                                48,000            46,500
         Deferred gain from sale of building                                                         (4,047)           (4,059)
         Changes in operating assets and liabilities:
              Contract and trade receivables and estimated revenue
                   in excess of billings on uncompleted contracts                                   (86,859)          255,243
              Other assets                                                                           80,177              (276)
              Accounts payable and accrued expenses                                                 (29,553)           11,385
              Customer deposits                                                                        -              358,800
                                                                                             ---------------    --------------
                   Net cash provided (used) by operating activities                                (389,871)          455,666
                                                                                             ---------------    --------------

Investing Activities
        Purchases of property and equipment                                                          (7,389)           -
        UCC acquisition fees paid                                                                    (8,257)           -
                                                                                             ---------------    --------------
                  Net cash used by investing activities                                             (15,646)           -
                                                                                             ---------------    --------------

Financing Activities
        Net proceeds from (payments on) line of credit                                              275,000          (150,000)
        Payments on long and short-term debt                                                        (71,081)          (61,335)
        Proceeds from long and short-term debt                                                      150,000             -
        Proceeds from stock options and warrants exercised                                             -               37,781
                                                                                             ---------------    --------------
                 Net cash provided (used) by financing activities                                   353,919          (173,554)
                                                                                             ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents                                                    (51,598)          282,112

Cash and Cash Equivalents at Beginning of Period                                                    124,126            10,930
                                                                                             ---------------    ---------------

Cash and Cash Equivalents at End of Period                                                   $       72,528     $     293,042
                                                                                             ===============    ===============


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

3. Loss Per Common Share

The number of shares used in the calculations of Loss Per Common Share (EPS) are as follows:

                                                                            Three Months Ended
                                                                                  June 30,
                                                              ---------------------------------------------
                                                                          2005                      2004
                                                               --------------------------------------------
Weighted-average number of common shares used
    in basic and diluted EPS                                         2,720,747                 2,322,258

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

5. Related Party Transactions (Restated)


In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition was subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's Audit committee and board, along with the approval by the board and shareholders of UCC. The acquisition was consummated on July 1st, 2005. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of post-secondary schools and further facilitate the Company's transition into the education market. The Company issued 5,000,000 shares of its common stock to acquire UCC. Through June 30, 2005, the Company incurred $156,390 of fees related to the UCC acquisition, of which $49,928 are carried as an asset on the balance sheet, which reflects the amount attributable to the noncontrolling interest acquired.

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's current CEO to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction. In the three months period ended June 30, 2005 and 2004, the Company billed MSB $18,000 and $32,000, respectively. The services were billed at rates consistent with similar independent customers.

6. Supplementary Cash Flow Disclosures -

Additional cash flow information is as follows:

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                             ----------------------------------
                                                                                     2005               2004
                                                                             ---------------    ---------------
Cash paid for interest                                                       $       15,405     $     13,647
Non-cash operating, investing and financing activities:
     Prepaid insurance paid by short-term debt                                      108,767           98,527
     Fees related to the UCC acquisition included in accounts payable                25,001             -

7. Restatement

The Company has restated its previously issued consolidated balance sheet as of June 30, 2005 and the consolidated statements of operations, and of cash flows for the three months ended June 30, 2005. In particular, management determined that Broadview Media needed to expense a portion of the C Square Educational Enterprise (UCC) acquisition fees. The acquisition of UCC was completed on July 1, 2005. Management reassessed its calculation of the capitalization of these fees after determining that the Company's largest shareholder and CEO of Broadview Media and UCC had controlling interest in both companies and the attributable portion of those fees should have been expensed as of June 30, 2005. The adjustment resulting from the restatement increased the net loss for the three months ended June 30, 2005 and increased accumulated deficit at June 30, 2005 by $106,462.

Item 2. Management's Discussion and Analysis or Plan of Operation


BUSINESS SUMMARY
----------------
Broadview Media, Inc. is engaged in the creation and production of a wide range of communication products, primarily video and film based. The Company sells its products to three customer types that comprise the Company's operations:
Entertainment, Media Production, and Education. Entertainment- creates and produces television shows for cable networks. Media Production-develops communication products for corporations, associations and other organizations. Education-creates and produces educational products for large publishers, plus proprietary products for direct sale and through third party vendors.

CRITICAL ACCOUNTING POLICIES
----------------------------
Critical accounting policies include:

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

LIQUIDITY AND CAPITAL REQUIREMENTS (RESTATED)
---------------------------------------------
Net cash used by operations was $389,871 for the three months ended June 30, 2005. This was due primarily to the net loss of $397,589, increased contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $86,859 and other sources of $46,577. Offsetting these uses of cash was the depreciation expense of $48,000. Financing activities provided $353,919 of net cash for the three months ended June 30, 2005, primarily through the increase in debt. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business. The Company's revenues are dependent on renewals of existing shows and the development of new programming, plus revenues from media production and educational customers.

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

In November 2003, the Company announced that a non-binding letter of intent to purchase Utah Career College (UCC) was entered into with the Company's current CEO, who is also the majority owner of UCC. At that time, a special committee of the Company's Board of Directors was formed to review, negotiate and ultimately decide whether or not to enter into the proposed transaction. The proposed acquisition was subject to completion of due diligence, negotiation of the acquisition price, receipt of a fairness opinion from an investment banker, and approval by the Company's Audit committee and board, along with the approval by the board and shareholders of UCC. The acquisition was consummated on July 1, 2005. The principal reason for the acquisition is that the Company has underutilized production facilities and these facilities could be used for teaching students of post-secondary schools. The Company issued 5,000,000 shares of its common stock to acquire UCC. Through June 30, 2005, the Company incurred $156,390 of fees related to the UCC acquisition, of which $49,928 are carried as an asset on the Balance Sheet, which reflects the amount attributable to the noncontrolling interest acquired.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR (RESTATED)
----------------------------------------------------------------------


REVENUES
--------
Revenues for the three months ended June 30, 2005 were $708,032 compared to revenues of $871,407 for the corresponding period of the prior year, a 18.7% decrease. The revenue decrease of $163,375 was attributable to reduced media production at our Chicago facility.

COST OF PRODUCTS AND SERVICES SOLD
----------------------------------
Cost of products and services sold for the three months ended June 30, 2005 totaled $686,142 compared to $759,160 for the corresponding period of the prior year. This decrease in the cost of sales of $73,018 or 9.6% was primarily the result of reduced sales and lower variable costs as a result of reduced outside labor.

The gross profit was 3.1% and 12.9% for the three months ended June 30, 2005 and 2004, respectively. This decrease in gross profit of 9.8 % was principally the result of fixed costs spread over a reduced sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses for the three months ended June 30, 2005 totaled $297,614 compared to $310,621 for the corresponding period of the prior year, a decrease of $13,007, or 4.2%. The decrease was due to reduced outside services and legal expense.

INTEREST EXPENSE
----------------
Interest expense for the three months ended June 30, 2005 totaled $15,405 compared to $13,647 in the corresponding period of the prior year, an increase of $1,758, or 12.9%. The increase in interest expense was the result of increased capital lease debt and increased interest rates reflecting the increased prime rate, offset by reduced debenture debt.

OTHER EXPENSE (AS RESTATED)
---------------------------
Other expense for the three months ended June 30, 2005 totaled $106,462 compared to $0 in the corresponding period of the prior year. The increase in other expense reflects expensing of fees relating to the UCC acquisition, attributable to the controlling shareholder's interest. The acquisition was completed on July 1, 2005.


FORWARD LOOKING INFORMATION
---------------------------
This section contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "envision," "plan," or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of the integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

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

Material Weakness identified: Controls Deemed Ineffective-Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Committee (COSO) criteria.


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










                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
September 7, 2005                 Broadview Media, Inc.
                                  (Registrant)

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