Form 10QSB
period 2005-09-30
BROADVIEW MEDIA INC
filed 2005-11-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

7,758,252 shares of $.01 par value common stock were outstanding at November 4, 2005.

Transitional Small Business Disclosure Format (Check One):

                               Yes       No   X
                                   -----    -----

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2005

                                                                        Page No.
                                                                        --------
PART I     Financial Information

   Item 1. Condensed Consolidated Financial Statements

           Condensed Balance Sheets as of September 30, 2005
           and March 31, 2005 (Combined and Restated)                       3

           Condensed Statements of Operations for the
           Three and Six Months Ended September 30, 2005 and 2004
           (Combined and Restated)                                          4

           Condensed Statements of Cash Flows for the Six
           Months Ended September 30, 2005 and 2004 (Combined and
           Restated)                                                        5

           Notes to Condensed Consolidated Financial Statements             6

   Item 2. Management's Discussion and Analysis or Plan of Operation        9

   Item 3. Controls and Procedures                                         13

PART II    Other Information

   Item 4. Submission of Matters to a Vote of Security Holders             13

   Item 6. Exhibits and Reports on Form 8-K                                14

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements
                     Broadview Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                          September 30,       March 31,
                                                                               2005             2005
                                                                          -------------   ----------------
                                                                                            (Combined and
                                                                                          Restated-Note 2)
                                  ASSETS
Current Assets
   Cash and cash equivalents                                               $   184,101      $   643,010
   Contract and trade receivables, less allowance for doubtful accounts
      of $18,500 and $16,500, respectively                                     670,359          562,017
   Estimated revenue in excess of billings on uncompleted contracts            638,681          394,697
   Inventory                                                                   225,140          182,005
   Other                                                                       131,245          268,907
                                                                           -----------      -----------
      Total Current Assets                                                   1,849,526        2,050,636

Property and Equipment, net                                                  1,312,713          684,382
Deposits and Investment                                                         78,828          109,424
Goodwill                                                                       622,016          622,016
                                                                           -----------      -----------
                                                                           $ 3,863,083      $ 3,466,458
                                                                           ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Bank line of credit                                                     $   300,000      $        --
   Current maturities of long-term and short-term debt                         541,640          130,853
   Accounts payable                                                            334,409           79,819
   Commissions, salaries and withholdings payable                              124,205          152,719
   Accrued expenses                                                             26,432           77,461
   Student credit balances                                                     169,372          112,828
                                                                           -----------      -----------
   Deferred gain from sale of building                                          16,232           16,232
                                                                           -----------      -----------
      Total Current Liabilities                                              1,512,290          569,912
                                                                           -----------      -----------

Long Term Debt, less current maturities                                        375,983          437,106
                                                                           -----------      -----------
Deferred Gain from Sale of Building                                                 --            4,047
                                                                           -----------      -----------

Stockholders' Equity
   Preferred stock Series B, par value $.01 per share, 500,000
      shares authorized, issued and outstanding                                  5,000            5,000
   Common stock, par value $.01 per share; authorized 10,000,000                    --               --
      shares, 7,758,252  and 7,720,747 shares issued and outstanding            77,582           77,207
   Additional paid-in capital                                                3,423,655        3,374,029
   Accumulated deficit                                                      (1,531,427)      (1,000,843)
                                                                           -----------      -----------
                                                                             1,974,810        2,455,393
                                                                           -----------      -----------
                                                                           $ 3,863,083      $ 3,466,458
                                                                           ===========      ===========

See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                                      September 30,                 September 30,
                                               --------------------------   -----------------------------
                                                  2005           2004            2005            2004
                                               ----------   -------------   -------------   -------------
                                                            (Combined and   (Combined and   (Combined and
                                                              Restated-       Restated-       Restated-
                                                               Note 2)         Note 2)         Note 2)
Revenues                                       $2,593,043    $2,092,861      $4,938,089      $4,362,876
Cost of Products and Services Sold              1,035,504       667,351       1,721,646       1,426,511
                                               ----------    ----------      ----------      ----------
Gross Profit                                    1,557,539     1,425,510       3,216,443       2,936,365
Selling, General and Administrative Expenses    1,670,009     1,562,545       3,601,121       2,987,692
                                               ----------    ----------      ----------      ----------
Operating Loss                                   (112,470)     (137,035)       (384,678)        (51,327)
                                               ----------    ----------      ----------      ----------
Other Expense
   Interest                                       (22,741)       (9,049)        (38,144)        (22,602)
   Miscellaneous                                       --            --        (106,462)             --
                                               ----------    ----------      ----------      ----------
      Total Other Expense                         (22,741)       (9,049)       (144,606)        (22,602)
                                               ----------    ----------      ----------      ----------
Loss before Income Taxes                         (135,211)     (146,084)       (529,284)        (73,929)
Provision for Income Taxes                             --        26,000           1,300         141,386
                                               ----------    ----------      ----------      ----------
Net Loss                                       $ (135,211)   $ (172,084)     $ (530,584)     $ (215,315)
                                               ==========    ==========      ==========      ==========
Basic and Diluted Loss Per Common Share        $     (.02)   $     (.02)     $     (.07)     $     (.03)
                                               ----------    ----------      ----------      ----------

See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Six Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                           2005            2004
                                                                      -------------   -------------
                                                                      (Combined and   (Combined and
                                                                        Restated-       Restated-
                                                                         Note 2)          Note 2)
Operating Activities
   Net loss                                                             $(530,584)      $(215,315)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation                                                        129,609         106,291
      Deferred gain from sale of building                                  (4,047)         (8,118)
      Changes in operating assets and liabilities:
         Contract and trade receivables and estimated revenue
            in excess of billings on uncompleted contracts               (352,326)        228,170
         Inventory                                                        (43,135)         (4,172)
         Other assets                                                     302,025        (309,453)
         Accounts payable and accrued liabilities                         231,591          51,821
         Customer deposits                                                     --         357,476
                                                                        ---------       ---------
            Net cash provided (used) by operating activities             (266,867)        206,700
                                                                        ---------       ---------
Investing Activities
   Purchases of property and equipment                                   (468,850)        (37,105)
   Purchase of investment                                                 (25,000)
                                                                        ---------       ---------
            Net cash used by investing activities                        (493,850)        (37,105)
                                                                        ---------       ---------
Financing Activities
   Net proceeds from (payments on) line of credit                         300,000         (25,000)
   Payments on long and short-term debt                                  (298,193)       (235,901)
   Proceeds from long and short-term debt                                 250,000              --
   Proceeds from stock options and warrants exercised                      50,001          61,044
                                                                        ---------       ---------
            Net cash provided (used) by financing activities              301,808        (199,857)
                                                                        ---------       ---------
Decrease in Cash and Cash Equivalents                                    (458,909)        (30,262)

Cash and Cash Equivalents at Beginning of Period                          643,010         235,978
                                                                        ---------       ---------
Cash and Cash Equivalents at End of Period                              $ 184,101       $ 205,716
                                                                        =========       =========

See notes to condensed consolidated financial statements.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. ("the Company") as of September 30, 2005 and the three and six month periods ended September 30, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of September 30, 2005 and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Media, Inc and subsidiary and unaudited financial statements of C Square Educational Enterprises (d/b/a Utah Career College), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2005 and its March 31, 2005 Form 10-KSB, and Form 8-K/A filed on November 14, 2005

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these amounts.

2. Business Acquisition

On July 1, 2005, the Company completed the acquisition of C Square Educational Enterprises (UCC) whereby UCC was merged into Broadview Media, Inc. The Company issued 5,000,000 common shares for all of the outstanding shares of UCC. The acquisition was accounted for as a merger of an entity under common control since the largest shareholder and CEO of Broadview Media and UCC had controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 have been combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.

Separate results of operations are as follows:

                                 Three Months Ended         Six Months Ended
                                   September 30,             September 30,
                              -----------------------   -----------------------
                                 2005         2004         2005         2004
                              ----------   ----------   ----------   ----------
Revenues
   Broadview Media            $1,137,699   $  758,381   $1,845,731   $1,629,788
   UCC                         1,455,344    1,334,480    3,092,358    2,733,088
                              ----------   ----------   ----------   ----------
      Consolidated Revenues   $2,593,043   $2,092,861   $4,938,089   $4,362,876
                              ==========   ==========   ==========   ==========
Net Income (Loss)
   Broadview Media            $ (227,372)  $ (216,275)  $ (624,961)  $ (428,202)
   UCC                            92,161       44,191       94,377      212,887
                              ----------   ----------   ----------   ----------
      Consolidated Net Loss   $ (135,211)  $ (172,084)  $ (530,584)  $  215,315)
                              ==========   ==========   ==========   ==========

3. Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (6.75% on September 30, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At September 30, 2005, the outstanding balances on the note and the line were $363,046 and $300,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of September 30, 2005, there were outstanding borrowings of $100,000 under this line of credit. In addition, the Company's CFO loaned the Company $150,000 in the first quarter of fiscal 2006 which was repaid during the second quarter. The unsecured loan was at an annual interest rate of 5.5%. Interest expense of $1,740 was expensed for the three and six month periods ended September 30, 2005. In September 2005, the Company acquired equipment totaling $289,090 under a capital lease. The capital lease requires a monthly payment of $ 9,280 and expires August 1, 2008.

4. Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                Three  Months Ended        Six Months Ended
                                                     September 30,          September 30,
                                                ---------------------   ---------------------
                                                   2005        2004        2005        2004
                                                ---------   ---------   ---------   ---------
Weighted-average number of common shares used
   in basic and diluted EPS                     7,746,837   7,334,528   7,733,864   7,328,426

All options and warrants were antidilutive for the three and six month periods ended September 30, 2005 and 2004. Antidilutive warrants of 1,079,046 and 1,112,285 shares were not included in the computation of diluted EPS for the three and six month periods ended September 30, 2005. Antidilutive options of 25,259 and warrants of 515,000, totaling 540,259 were not included in the computation of diluted EPS for the three month period ended September 30, 2004. Antidilutive options of 30,210 and warrants of 515,000, totaling 545,210, were not included in the computation of diluted EPS for the six month period ended September 30, 2004.

5. Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company follows the intrinsic value method guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three and six-month periods ended September 30, 2005 and 2004, would not have changed significantly from the amounts reported on the condensed consolidated statements of operations.

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

6. Related Party Transactions

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's CEO to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction. In the three and six month periods ended September 30, 2005, the Company billed MSB $14,000 and $32,000, respectively. In the three and six month periods ended September 30, 2004, the Company billed MSB $11,000 and $43,000, respectively. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative services provided by MSB. In the three and six month periods ended September 30, 2005, the Company expensed $30,000 and $180,000. In the three and six month periods ended September 30, 2004, the Company expensed $250,000 and $400,000.

7. Investment

In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company has agreed to invest another $25,000 on or before March 31, 2006 and provide $100,000 of production credits for the usage of the Company's production facilities and equipment.

8. Supplementary Cash Flow Disclosures -

Additional cash flow information is as follows:

                                                           Six Months Ended
                                                             September 30,
                                                         --------------------
                                                            2005        2004
                                                         ----------   -------
Cash paid for interest                                   $   15,405   $22,584
Non-cash investing and financing activities:
   Prepaid insurance paid by short-term debt                108,767    98,527
   Property and equipment acquired with long-term debt      289,090        --
   Common stock issued to acquire Utah Career College     1,695,715        --

Item 2. Management's Discussion and Analysis or Plan of Operation

BUSINESS SUMMARY

Broadview Media, Inc. is engaged in two business segments, Media Production and Education.

Media Production includes television shows, communication products, and educational products, primarily video and film based. The Company creates and produces television shows for cable networks, communication products for corporations, associations and other organizations and produces educational products for large publishers, plus proprietary products for direct sale and through third party vendors.

Education is conducted through Broadview Media's wholly owned subsidiary, C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which is incorporated in the State of Utah. UCC has one location in West Jordan, Utah and is accredited to award diplomas and Associate in Applied Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology. UCC offers multiple career training courses including:

     -    Paralegal

     -    Legal Administration

     -    Business Administration

     -    Medical Assistant

     -    Massage Therapy

     -    Health & Exercise Science

     -    Veterinary Technology

     -    Health Information Technology

     -    Nursing

     -    Pharmacy Technology

     -    Advertising & Design

CRITICAL ACCOUNTING POLICIES

Critical accounting policies include:

REVENUE RECOGNITION. For Media Production, revenue is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion appropriate for work performed. Progress is generally based on physical progress of the various components in a production contract budget. Contracts range from one week to two years or more in duration. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of progress on contracts.

For Education, registration fees, book sales, vending income and other miscellaneous income are recognized at the time of the transaction. Tuition and lab fees are recognized when earned as the course progresses through the quarter. Tuition receivable represents unpaid tuition revenue at the end of the reporting period. Unearned tuition represents tuition received but not yet earned at the end of the reporting period.

CASH AND CASH EQUIVALENTS. At times, deposits at financial institutions may be in excess of insurance limits. Included with cash are deposits from student financial aid sources that have not been earned and thus are recorded as unearned tuition and student credit balances.

CONTRACT RECEIVABLES. The Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require contract receivables to be collateralized.

ACCOUNTS RECEIVABLE. UCC grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations. UCC maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

INVENTORY. Inventory is stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION. Depreciation is provided in amounts sufficient to relate the cost of depreciable property to operations over their estimated useful lives. Straight-line depreciation is used for financial reporting, and both straight-line and accelerated methods of depreciation are used for income tax reporting. The estimated useful lives are as follows:

Leasehold improvements   Term of the lease
----------------------   -----------------
Furniture and fixtures        7 years
Equipment                     5 years

LIQUIDITY AND CAPITAL REQUIREMENTS

Net cash used by operations was $266,867 for the six months ended September 30, 2005. This was due primarily to the net loss of $530,584, increased contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $352,326, inventory of $43,135 and other uses of $4,047. Offsetting these uses of cash was depreciation expense of $129,609, reduced other assets of $302,025 and increased accounts payable and accrued liabilities of $231,591. Investing activities used $493,850 reflecting purchases of property and equipment and an investment. Financing activities provided $301,808 of net cash for the six months ended September 30, 2005, primarily through the increase in debt. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business. The Company's revenues are dependent on renewals of existing shows and the development of new programming, plus revenues from Media Production and Education customers.

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (6.75% at September 30, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At September 30, 2005, the outstanding balances on the note and the line were $363,046 and $300,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of June 30, 2005, there were outstanding borrowings of $100.000 under this line of credit. In addition, the Company's CFO loaned the Company $150,000 in the first quarter which was repaid during the second quarter. The unsecured loan was at an annual interest rate of 5.5%. Interest expense of $1,740 was expensed for the three and six month periods ended September 30, 2005. In September 2005, the Company acquired equipment totaling $289,090 under a capital lease. The capital lease requires a monthly payment of $9,280 and expires August 1, 2008.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended September 30, 2005 were $2,593,043 compared to revenues of $2,092,861 for the corresponding period of the prior year, a 23.9% increase. The revenue increase of $500,182 was attributable to increased Entertainment revenue at our Minneapolis facility which is producing a Sturgis motorcycle rally television production.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended September 30, 2005 totaled $1,035,504 compared to $667,351 for the corresponding period of the prior year. This increase in the cost of sales of $368,153 or 55.2% was primarily the result of increased Entertainment revenues.

The gross profit was 60.1% and 68.1% for the three months ended September 30, 2005 and 2004, respectively. This decrease in gross profit of 8.0 % was principally the result of the higher mix of Entertainment revenues compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2005 totaled $1,670,009 compared to $1,562,545 for the corresponding period of the prior year, an increase of $107,464, or 6.9%. The increase was due to increased salary expense reflecting the new programs introduced at UCC, offset by lower management fee expense for services rendered by Minnesota School of Business, a related party.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2005 totaled $22,741 compared to $9,049 in the corresponding period of the prior year, an increase of $13,696, or 151.3%. The increase was the result of increased capital lease debt and increased interest rates reflecting the increased prime rate, offset by reduced debenture debt.

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2005 totaled $0 compared to $26,000 in the corresponding period of the prior year. The decrease resulted from the loss incurred in the second quarter of fiscal 2006. The income tax provision for the three months ended September 30, 2004 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management's uncertainty that the related deferred tax assets will be realized.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the six months ended September 30, 2005 were $4,938,089 compared to revenues of $4,362,876 for the corresponding period of the prior year, a 13.2% increase. The revenue increase of $575,213 was attributable to increased Entertainment revenue at our Minneapolis facility which is producing a Sturgis motorcycle rally television production.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the six months ended September 30, 2005 totaled $1,721,646 compared to $1,426,511 for the corresponding period of the prior year. This increase in the cost of sales of $295,135 or 20.6% was primarily the result of increased Entertainment sales.

The gross profit was 65.1% and 67.3% for the six months ended September 30, 2005 and 2004, respectively. This decrease in gross profit of 2.2 % was principally the result of the higher mix of Entertainment revenues compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2005 totaled $3,601,121 compared to $2,987,692 for the corresponding period of the prior year, an increase of $613,429, or 20.5%. The increase was due to increased salary expense reflecting the new programs introduced at UCC, offset by reduced management fee expense for services rendered by Minnesota School of Business, a related party.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 2005 totaled $38,144 compared to $22,602 in the corresponding period of the prior year, an increase of $15,542, or 68.8%. The increase was the result of increased capital lease debt and increased interest rates reflecting the increased prime rate, offset by reduced debenture debt.

OTHER EXPENSE

Other expense for the six months ended September 30, 2005 totaled $106,462 compared to $0 in the corresponding period of the prior year. The increase reflects expensing of certain fees relating to the UCC acquisition, attributable to the controlling shareholder's interest. The acquisition was completed on July 1, 2005.

INCOME TAX EXPENSE

Income tax expense for the six months ended September 30, 2005 totaled $1,300 compared to $141,386 in the corresponding period of the prior year. The decrease was due to the lower UCC income in the first quarter of fiscal 2006 prior to the acquisition by Broadview Media on July 1, 2005.

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

Material Weakness identified: Controls Deemed Ineffective-Due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties in the preparation of the financial statements to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of September 30, 2005, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Committee (COSO) criteria.

Part II - Other Information;

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Company's shareholders was held on September 7, 2005.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

Nominee             Number of Votes For   Number of Votes Withheld
-------             -------------------   ------------------------
Nels Johnson             7,825,172                  6,305
Robert Kramarczuk        7,826,672                  4,805
Richard Letsche          7,825,172                  6,305
Terry Myhre              7,825,172                  6,305
Tom Tucker               7,824,022                  7,455

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     See Exhibit Index following signature page

b)   Reports on Form 8-K

     On July 8, 2005, the Company filed Form 8-K under Item 1 Entry into a material definitive agreement, Item 2 completion of acquisition, Item 3 unregistered sales of equity securities and Item 9.01 financial statements and exhibits. This included announcing Stock Exchange Agreement between the Company and C Square Educational Enterprises doing business as Utah Career College
(UCC), whose owners include the Terry Myhre, the Company's CEO and Roger C Kuhl and two trusts established by Norman J. Winer. The sellers transferred all of their shares of UCC in exchange for 5,000,000 shares of the Company's common stock on July 1, 2005. Mr. Myhre is also the majority shareholder, director and officer of UCC.

On August 11, 2005, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its first quarter financial results for the fiscal year ended March 31, 2006.

     On September 7, 2005, the Company filed Form 8-K/A updating the July 8, 2005 Form 8-K under Item 1 Entry into a material definitive agreement, Item 2 completion of acquisition, Item 3 unregistered sales of equity securities and
Item 9.01 financial statements and exhibits. This filing included additional exhibits pertaining to the Stock Exchange Agreement between the Company and UCC. Exhibits included proforma combined financial statements, 5/31/05 audited financial statements of UCC (and related consent), unaudited 6/30/05 balance sheet and statement of operations and of cash flows for the three months ended June 30, 2005 and the 3/31/05 unaudited balance sheet of UCC and statement of operations for the twelve months ended 3/31/05.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005                 Broadview Media, Inc.
                                        (Registrant)


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

                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2005

Exhibit   Description
-------   -----------
31.1      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
          2002

31.2      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
          2002

32.1      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of
          2002

32.2      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of
          2002

99.1      Lease amendment dated July 6, 2005 extension of 4455 West 77th Street
          Edina

99.2      Lease agreement dated October 1 2002 and amended June 1,2004 and July
          1,2005 between the Company and IS Properties, LLC as landlord

99.3 Lease agreement dated January 7, 2000 and amended on October 1, 2000 by and between Terry Myhre d/b/a Utah Career College and West One,
          LLC, as landlord