Form 10QSB
period 2005-12-31
BROADVIEW MEDIA INC
filed 2006-02-15
CIK 73048

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended
                                DECEMBER 31, 2005
                             Commission File Number
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

                                                     Yes__X___         No______

         Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).
                                                     Yes_____          No___X___

         7,758,252 shares of $.01 par value common stock were outstanding at February 4, 2006.

         Transitional Small Business Disclosure Format (Check One):

                                                     Yes____           No___X___


================================================================================

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2005


PART I   Financial Information

    Item 1.   Condensed Consolidated Financial Statements                            Page No.
                                                                                     --------

              Condensed Consolidated Balance Sheets as of December 31, 2005
              and March 31, 2005 (Combined and Restated)                                3

              Condensed Consolidated  Statements of Operations for the Three
              and Nine Months Ended December 31, 2005 and 2004 (Combined
              and Restated)                                                             4

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended December 31, 2005 and 2004 (Combined and
              Restated)                                                                 5

              Notes to Condensed Consolidated Financial Statements                      6

    Item 2.   Management's Discussion and Analysis or Plan of Operation                 9

    Item 3.   Controls and Procedures                                                  13

PART II  Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders                      14

    Item 6.   Exhibits and Reports on Form 8-K                                         14


                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements
                     Broadview Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)




                                                  ASSETS                                              December 31,      March 31,
                                                                                                         2005             2005
                                                                                                   ----------------- ---------------
                                                                                                                     (Combined and
                                                                                                                     Restated-Note
                                                                                                                     2)
Current Assets
      Cash and cash equivalents                                                                            $209,442        $643,010
      Contract and trade receivables, less allowance for doubtful accounts
           of  $21,200 and $16,500, respectively                                                            379,024         562,017
      Estimated revenue in excess of billings on uncompleted contracts                                      583,830         394,697
      Inventory                                                                                             215,133         182,005
      Other                                                                                                 139,026         268,907
                                                                                                   ----------------- ---------------
           Total Current Assets                                                                           1,526,455       2,050,636

Property and Equipment, net                                                                               1,325,216         684,382
Deposits and Investment                                                                                      78,828         109,424
Goodwill                                                                                                    622,016         622,016
                                                                                                   ----------------- ---------------
                                                                                                         $3,552,515      $3,466,458
                                                                                                   ================= ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Bank line of credit                                                                                  $300,000       $     -
      Current maturities of long-term and short-term debt                                                   504,097         130,853
      Accounts payable                                                                                      307,131          79,819
      Commissions, salaries and withholdings payable                                                         45,101         152,719
      Accrued expenses                                                                                       30,637          77,461
      Student credit balances                                                                                28,411         112,828
      Deferred gain from sale of building                                                                    16,232          16,232
                                                                                                   ----------------- ---------------
           Total Current Liabilities                                                                      1,231,609         569,912
                                                                                                   ----------------- ---------------

Long Term Debt, less current maturities                                                                     236,099         437,106
                                                                                                   ----------------- ---------------
Deferred Gain from Sale of Building                                                                          -                4,047
                                                                                                   ----------------- ---------------

Stockholders' Equity
      Preferred stock Series B, par value $.01 per share, 500,000 shares
        authorized, issued and outstanding                                                                    5,000           5,000
      Common stock, par value $.01 per share; authorized 10,000,000
         shares, 7,758,252  and 7,720,747 shares issued and outstanding                                      77,582          77,207
      Additional paid-in capital                                                                          3,423,655       3,374,029
      Accumulated deficit                                                                                (1,421,430)     (1,000,843)
                                                                                                   ----------------- ---------------
                                                                                                          2,084,807       2,455,393
                                                                                                   ----------------- ---------------
                                                                                                         $3,552,515      $3,466,458
                                                                                                   ================= ===============

See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                            December 31,                     December 31,
                                                                ---------------------------------   --------------------------------
                                                                        2005           2004             2005             2004
                                                                -----------------  --------------   --------------  ----------------
                                                                                   (Combined and     (Combined        (Combined
                                                                                    Restated-        -Note 2)        and Restated-
                                                                                     Note 2)                         Note 2)
Revenues                                                               $2,566,058       $2,341,232      $7,504,147       $6,704,108

Cost of Products and Services Sold                                        717,072          695,911       2,438,718        2,122,422
                                                                ------------------ ---------------- --------------- ----------------

Gross Profit                                                            1,848,986        1,645,321       5,065,429        4,581,686

Selling, General and Administrative Expenses                            1,753,697        1,660,312       5,354,818        4,648,004
                                                                ------------------ ---------------- --------------- ----------------

Operating Income (Loss)                                                    95,289          (14,991)       (289,389)         (66,318)
                                                                ------------------ ---------------- --------------- ----------------

Other Expense
    Interest                                                               26,261           15,854          64,405           38,456
    Miscellaneous                                                           -                 -            106,462             -
                                                                ------------------ ---------------- --------------- ----------------
         Total Other Expense                                               26,261           15,854         170,867           38,456
                                                                ------------------ ---------------- --------------- ----------------
Income (Loss) before Income Taxes                                          69,028          (30,845)       (460,256)        (104,774)
Provision (Benefit) for Income Taxes                                      (40,969)          96,200         (39,669)         237,586
                                                                ------------------ ---------------- --------------- ----------------
Net Income (Loss)                                                        $109,997        $(127,045)      $(420,587)       $(342,360)
                                                                ================== ================ =============== ================
Basic Income (Loss) Per Common Share                                         $.01           $(.02)          $(.05)           $(.05)
                                                                ------------------ ---------------- --------------- ----------------
Diluted Income (Loss) Per Common Share                                       $.01           $(.02)          $(.05)           $(.05)
                                                                ------------------ ---------------- --------------- ----------------




See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                          December 31,
                                                                                                ---------------------------------
                                                                                                     2005             2004
                                                                                                --------------- -----------------
                                                                                                  (Combined        (Combined
                                                                                                   -Note 2)       and Restated-
                                                                                                                    Note 2)
Operating Activities
       Net loss                                                                                     $(420,587)        $(342,360)
       Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                                 197,609           157,289
         Deferred gain from sale of building                                                           (4,047)          (12,177)
         Changes in operating assets and liabilities:
              Contract and trade receivables and estimated revenue
                   in excess of billings on uncompleted contracts                                      (6,140)          329,731
              Inventory                                                                               (33,128)           (4,172)
              Other assets                                                                            294,244            10,047
              Accounts payable and accrued liabilities                                                (11,547)           (7,917)
              Customer deposits                                                                          -              115,653
                                                                                                --------------- -----------------
                   Net cash provided by operating activities                                           16,404           246,094
                                                                                                --------------- -----------------

Investing Activities
        Purchases of property and equipment                                                          (549,353)          (66,828)
        Purchase of investment                                                                        (25,000)         -
                                                                                                --------------- -----------------
                  Net cash used by investing activities                                              (574,353)          (66,828)
                                                                                                --------------- -----------------

Financing Activities
        Net proceeds from line of credit                                                              300,000           150,000
        Payments on long and short-term debt                                                         (525,620)         (289,806)
        Proceeds from long and short-term debt                                                        300,000           175,000
        Proceeds from stock options and warrants exercised                                             50,001            65,477
                                                                                                --------------- -----------------
                 Net cash provided by financing activities                                            124,381           100,671
                                                                                                --------------- -----------------

Increase (Decrease) in Cash and Cash Equivalents                                                     (433,568)          279,937

Cash and Cash Equivalents at Beginning of Period                                                      643,010           235,978
                                                                                                --------------- ------------------

Cash and Cash Equivalents at End of Period                                                           $209,442          $515,915
                                                                                                =============== =================

See notes to condensed consolidated financial statements.

                           BROADVIEW MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. and Subsidiaries (collectively "the Company") as of December 31, 2005 and the three and nine month periods ended December 31, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of December 31, 2005 and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2005 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Media, Inc and subsidiary and unaudited financial statements of C Square Educational Enterprises (d/b/a Utah Career College), but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2005 and its March 31, 2005 Form 10-KSB, and Form 8-K/A filed on November 14, 2005.

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

  2. Business Acquisition

On July 1, 2005, Broadview Media, Inc. completed the acquisition of C Square Educational Enterprises (UCC) whereby UCC was merged into Broadview Media which issued 5,000,000 common shares for all of the outstanding shares of UCC. The acquisition was accounted for as a merger of an entity under common control since the largest shareholder and CEO of Broadview Media and UCC had controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 have been combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004. Revenues and net income for each of the separate companies prior to the merger were as follows:

                                                                 Three Months Ended              Nine Months Ended
                                                                  December 31, 2004               December 31, 2004
                                                                 ------------------              ------------------
    Revenues
       Broadview Media                                                 $   716,547                    $ 2,346,335
       UCC                                                               1,624,685                      4,357,773
                                                                      -------------                 --------------

          Combined Revenues                                            $ 2,341,232                    $ 6,704,108
                                                                      =============                 ==============


     Net Income (Loss)
        Broadview Media                                                $ (234,124)                    $ (662,326)
        UCC                                                               107,079                        319,966
                                                                      -------------                 --------------
           Combined Net Income (Loss)                                  $ (127,045)                    $ (342,360)
                                                                      =============                 ==============

3. Business Segments

The Company is engaged in two business segments, Media Production ( Media) and Education (UCC). Segment information is as follows:

                                                             Three Months Ended              Nine Months Ended
                                                                 December 31,                   December 31,
                                                                 ------------                   ------------
                                                              2005           2004            2005             2004
                                                              ----           ----            ----             ----
    Revenues
       Media Production                                  $   828,192     $   716,547    $ 2,673,923       $2,346,335
       Education                                           1,737,866       1,624,685      4,830,224        4,357,773
                                                         --------------- -------------- ---------------- ---------------

          Consolidated Revenues                          $ 2,566,058      $2,341,232     $7,504,147       $6,704,108
                                                         =============== ============== ================ ===============


     Operating Income (Loss)
        Media Production                                 $  (156,763)     $ (218,270)    $ (637,118)       $(623,870)
        Education                                            252,052         203,279        347,729          557,552
                                                         --------------- -------------- ---------------- ---------------
           Consolidated Operating Income (Loss)          $    95,289     $   (14,991)    $ (289,389)       $ (66,318)
                                                         =============== ============== ================ ===============

                                                               December 31,   March 31,
                                                                   2005         2005
                                                               ------------  ----------
Total Assets
   Media Production                                             $1,857,531   $2,230,349

   Education                                                     1,694,984    1,236,109
                                                                ----------   ----------
     Total Assets                                               $3,552,515   $3,466,458
                                                                ==========   ==========

4.   Financing Facilities

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (7.25% on December 31, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2005, the outstanding balances on the note and the line were $349,838 and $300,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of December 31, 2005, there were no outstanding borrowings under this line of credit. During the three month period ended December 31, 2005, the CEO advanced $150,000 on this line, which was subsequently repaid during the same quarter. Interest expense on this line was $1,522 for the three and nine month periods ended December 31, 2005. In September 2005, the Company acquired equipment totaling $289,090 under a capital lease. The capital lease requires a monthly payment of $ 9,280 and expires August 1, 2008.

5.   Loss Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                    Three  Months Ended       Nine Months Ended
                                                                        December 31,            December 31,
                                                                        ------------            ------------
                                                                    2005       2004          2005        2004
------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares used
 in basic EPS                                                    7,758,252   7,346,284     7,742,023    7,334,201

Weighted-average number of common shares used
 in diluted EPS                                                  8,808,252   7,346,284     7,742,023    7,334,201

All options and warrants were antidilutive for the three month period ended December 31, 2004 and for the for the nine month periods ended December 31, 2005 and 2004. No options were outstanding for the nine month period ended December 31, 2005. Antidilutive warrants for 1,091,455 shares were not included in the computation of diluted EPS for the nine month period ended December 31, 2005. Antidilutive options and warrants totaling 526,754 were not included in the computation of diluted EPS for the three month period ended December 31, 2004. Antidilutive options and warrants totaling 544,422, were not included in the computation of diluted EPS for the nine month period ended December 31, 2004.

6.  Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, the Company follows the intrinsic value method guidance of Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. If compensation cost had been determined based on the fair value at the dates for awards under those plans, consistent with the method provided in SFAS No. 123, the Company's net loss and loss per share for each of the three and nine-month periods ended December 31, 2005 and 2004, would not have changed significantly from the amounts reported on the condensed consolidated statements of operations.

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

7.  Related Party Transactions

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's CEO, to offer digital video courses at one of the Company's Minneapolis facilities. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student at rates which the Company would receive in an arm's length transaction. In the three and nine month periods ended December 31, 2005, the Company billed MSB $29,000 and $61,000, respectively. In the three and nine month periods ended December 31, 2004, the Company billed MSB $25,000 and $68,000, respectively. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative and consulting services provided by MSB. In the three and nine month periods ended December 31, 2005, the Company expensed $30,000 and $210,000. In the three and nine month periods ended December 31, 2004, the Company expensed $250,000 and $650,000.

8.  Investment

 In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company agreed to invest another $25,000 on or before March 31, 2006 and provide $100,000 of production credits for using the Company's production facilities and equipment.

9.  Supplementary Cash Flow Disclosures --

Additional cash flow information is as follows:

                                                                                     Nine Months Ended
                                                                                       December 31,
                                                                             ----------------------------------
                                                                                     2005               2004
                                                                             ---------------      -------------
Cash paid for interest                                                              $62,554           $40,117
Non-cash investing and financing activities:
    Write off of fully depreciated property and equipment, no longer utilized         -             7,851,252
    Equipment purchases financed with long-term debt                                289,090           181,152
    Fees related to the UCC acquisition included in trade payables                                    105,524
    Prepaid insurance paid by short-term debt                                       108,767            98,527
    Common stock issued to acquire Utah Career College                            1,695,715             -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS SUMMARY
Broadview Media, Inc. is engaged in two business segments, Media Production and Education.

Media Production includes television shows, communication products, and educational products, primarily video and film based. The segment creates and produces television shows for cable networks, communication products for corporations, associations and other organizations and produces educational products for large publishers, plus proprietary products for direct sale and through third party vendors.

Education is conducted through Broadview Media's wholly owned subsidiary, C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which is incorporated in the State of Utah. UCC has one location in West Jordan, Utah and is accredited to award diplomas and Associate in Applied Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology. UCC offers multiple career training courses including:

o   Paralegal
  Legal Administration
o   Business Administration
o   Medical Assistant
o   Massage Therapy
o   Health & Exercise Science
o   Veterinary Technology
o   Health Information Technology
o   Nursing
o   Pharmacy Technology
o   Advertising & Design

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

TRADE RECEIVABLES. UCC grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations. UCC maintains allowances for potential credit losses which, when realized, have generally been within management expectations.


LIQUIDITY AND CAPITAL REQUIREMENTS
Net cash provided by operations was $16,404 for the nine months ended December 31, 2005. This was due primarily to depreciation expense of $197,609, and reduced other assets of $294,244 primarily resulting from receipt of payment on a receivable from Minnesota School of Business, a related party. Offsetting these sources of cash was the net loss of $420,587, increased contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts of $6,140, inventory of $33,128, decreased accounts payable and accrued liabilities of $11,547 and other uses of $4,047. Investing activities used $574,353 reflecting purchases of property and equipment of $549,353 and an investment of $25,000. Financing activities provided $124,380 of net cash for the nine months ended December 31, 2005, primarily through the increase in debt and the exercise of options and warrants. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business. The Company's revenues are dependent on renewals of existing shows and the development of new programming, plus revenues from Media Production and Education.

In December 2003, the Company and Terry Myhre, the current CEO, shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,106 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2006 and interest on both facilities is at the bank's prime rate (7.25% at December 31, 2005) plus 2%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2005, the outstanding balances on the note and the line were $349,838 and $300,000 respectively.

The Company has a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% that expires December 31, 2006. As of December 31, 2005, there were no outstanding borrowings under this line of credit During the three month period ended December 31, 2005, the CEO advanced $150,000 on this line, which was subsequently repaid during the same quarter. Interest expense of $1,522 was expensed for the three and nine month periods ended December 31, 2005.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the three months ended December 31, 2005 were $2,566,058 compared to revenues of $2,341,232 for the corresponding period of the prior year, a 9.6% increase. The revenue increase of $224,826 was attributable to increased Media Production revenue at our Minneapolis facility of $248,544 and increased tuition revenue at the Utah Career College of $113,181, offset by decreased Media Production revenues at our Chicago facility.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended December 31, 2005 totaled $717,072 compared to $695,911 for the corresponding period of the prior year. This increase in the cost of sales of $21,161 or 3.0% was primarily the result of increased Media Production revenues.

The gross profit was 72.1% and 70.3% for the three months ended December 31, 2005 and 2004, respectively. This increase in gross profit of 1.8 % was principally the result of the lower mix of Media Production revenues compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 2005 totaled $1,753,697 compared to $1,660,312 for the corresponding period of the prior year, an increase of $93,385, or 5.6%. The increase attributed to Broadview Media and UCC was $28,977 an $64,408, respectively. The increase at UCC was due in part to increased expenses for salaries, office supplies, depreciation and rent for new programs, offset by lower management fee expense of $220,000 for services rendered by Minnesota School of Business, a related party.

INTEREST EXPENSE
Interest expense for the three months ended December 31, 2005 totaled $26,261 compared to $15,854 in the corresponding period of the prior year, an increase of $10,407, or 65.6%. The increase was the result of increased capital lease debt and the increased prime rate, offset by reduced debenture debt.

INCOME TAX EXPENSE
Income tax expense (benefit) for the three months ended December 31, 2005 totaled ($40,969) compared to $96,200 in the corresponding period of the prior year. The entire tax benefit for the quarter is the result of an increase in the estimated tax refund receivable expected for UCC as a result of the completion of its tax return (during the third quarter) for UCC's fiscal period ended May 31, 2005. The remaining decrease in the income tax provision resulted from the utilization of the second quarter loss for which no deferred taxes had been recorded. The income tax provision for the three months ended December 31, 2004 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management's uncertainty that the related deferred tax assets will be realized.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES
Revenues for the nine months ended December 31, 2005 were $7,504,147 compared to revenues of $6,704,108 for the corresponding period of the prior year, an 11.9% increase. The revenue increase of $800,039 was attributable to increased Media Production revenue of $672,380 at our Minneapolis facility and increased tuition revenue at the Utah Career College of $472,451, offset by decreased Media Production revenues at our Chicago facility.

COST OF PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the nine months ended December 31, 2005 totaled $2,438,718 compared to $2,122,422 for the corresponding period of the prior year. This increase in the cost of sales of $316,296 or 14.9% was primarily the result of increased Media Production sales.

The gross profit was 67.5% and 68.3% for the nine months ended December 31, 2005 and 2004, respectively. This decrease in gross profit of .8 % was principally the result of the higher mix of Media Production revenues compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended December 31, 2005 totaled $5,354,818 compared to $4,648,004 for the corresponding period of the prior year, an increase of $706,814, or 15.2%. The increase attributed to Broadview Media and UCC was $24,540 and $682,274, respectively. The increase at UCC was due in part to increased expenses for salaries, advertising, and rent for new programs, offset by reduced management fee expense of $440,000 for services rendered by Minnesota School of Business, a related party.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 2005 totaled $64,405 compared to $38,456 in the corresponding period of the prior year, an increase of $25,949, or 67.5%. The increase was the result of increased capital lease debt and increased interest rates reflecting the increased prime rate, offset by reduced debenture debt.

OTHER EXPENSE
Other expense for the nine months ended December 31, 2005 totaled $106,462 compared to $0 in the corresponding period of the prior year. The increase reflects expensing of certain fees relating to the UCC acquisition, attributable to the controlling shareholder's interest. The acquisition was completed on July 1, 2005.

INCOME TAX EXPENSE
Income tax expense (benefit) for the nine months ended December 31, 2005 totaled ($39,669) compared to $237,586 in the corresponding period of the prior year. The tax benefit for the nine months ended December 31, 2005 is primarily the result of an increase in the estimated tax refund receivable expected for UCC as a result of the completion of its tax return (during the third quarter) for UCC's fiscal period ended May 31, 2005. The remaining decrease in the income tax provision resulted primarily from the utilization of net losses incurred on a consolidated basis since acquisition for which no deferred taxes had been recorded. The income tax provision for the nine months ended December 31, 2004 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management's uncertainty that the related deferred tax assets will be realized.

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

Material Weakness identified: Controls Deemed Ineffective-Due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties in the preparation of the financial statements to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of December 31, 2005, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Committee (COSO) criteria.

Part II -- Other Information;
Item 4.   Submission of Matters to a Vote of Security Holders

   None

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits
          See Exhibit Index following signature page

b)      Reports on Form 8-K


On November 16, 2005, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its second quarter financial results for the fiscal year ended March 31, 2006.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
February 14, 2006                 Broadview Media, Inc.
                                  (Registrant)


                                  By:  /s/Terry Myhre
                                       ---------------------------------------
                                       Terry Myhre, Chief Executive Officer


                                  And: /s/H. Michael Blair
                                       ---------------------------------------
                                       H. Michael Blair, Chief Financial Officer

                                  EXHIBIT INDEX
                              BROADVIEW MEDIA, INC.
                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2005



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