Form 10QSB
period 2006-06-30
BROADVIEW MEDIA INC
filed 2006-08-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  JUNE 30, 2006

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

8,108,252 shares of $.01 par value common stock were outstanding at August 4, 2006.

Transitional Small Business Disclosure Format (Check One):

                              Yes         No   X
                                  -----      -----

                              BROADVIEW MEDIA, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                   FORM 10-QSB

                                  June 30, 2006

                                                                        Page No.
                                                                        --------
PART I  Financial Information

   Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2006
           and March 31, 2006                                               3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended June 30, 2006 and 2005                        4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 2006 and 2005                        5

           Notes to Condensed Consolidated Financial Statements             6

   Item 2. Management's Discussion and Analysis or Plan of Operation        9

   Item 3. Controls and Procedures                                         12

PART II Other Information

   Item 4. Submission of Matters to a Vote of Security Holders             13

   Item 6. Exhibits and Reports on Form 8-K                                13

                          Part I-Financial Information
               Item 1. Condensed Consolidated Financial Statements

                     Broadview Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                           June 30,     March 31,
                                                                             2006          2006
                                                                         -----------   -----------
                                                                         (Unaudited)
                                ASSETS
Current Assets
   Cash and cash equivalents                                             $   562,825   $   334,903
   Receivables, less allowance for doubtful accounts
      of $15,200 and $29,600, respectively                                   372,120       420,608
   Estimated revenue in excess of billings on uncompleted contracts          425,925       538,634
   Inventories                                                               174,837       226,257
   Other                                                                     106,318        52,645
                                                                         -----------   -----------
      Total Current Assets                                                 1,642,025     1,573,047
Property and Equipment, net                                                1,286,339     1,335,153
Deposits and Investment                                                      122,222       122,222
Goodwill                                                                     622,016       622,016
                                                                         -----------   -----------
                                                                         $ 3,672,602   $ 3,652,438
                                                                         ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term and short-term debt                   $   285,220   $   213,847
   Accounts payable                                                          207,623       340,887
   Commissions, salaries and withholdings payable                             35,275        79,221
   Accrued expenses                                                           72,182        56,590
   Student credit balances                                                     1,248        24,567
   Deferred gain from sale of building                                            --         4,047
                                                                         -----------   -----------
      Total Current Liabilities                                              601,548       719,159
                                                                         -----------   -----------
Long-Term Debt, less current maturities                                      423,675       475,891
                                                                         -----------   -----------
Stockholders' Equity
   Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000
      shares authorized, issued and outstanding                                5,000         5,000
   Common stock, par value $.01 per share, authorized 10,000,000
      shares, 8,108,252 shares issued and outstanding                         81,082        81,082
   Additional paid-in capital                                              3,857,654     3,857,654
   Accumulated deficit                                                    (1,296,357)   (1,486,348)
                                                                         -----------   -----------
                                                                           2,647,379     2,457,388
                                                                         -----------   -----------
                                                                         $ 3,672,602   $ 3,652,438
                                                                         ===========   ===========

See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                    -----------------------
                                                                       2006         2005
                                                                    ----------   ----------
Revenues                                                            $2,644,178   $2,345,046
Cost of Products and Services Sold                                     506,767      686,142
                                                                    ----------   ----------
Gross Profit                                                         2,137,411    1,658,904
Selling, General and Administrative Expenses                         1,929,159    1,931,112
                                                                    ----------   ----------
Operating Income (Loss)                                                208,252     (272,208)
                                                                    ----------   ----------
Other Expense
   Interest                                                             18,261       15,403
   Miscellaneous                                                            --      106,462
                                                                    ----------   ----------
      Total Other Expense                                               18,261      121,865
                                                                    ----------   ----------
Income (Loss) before Income Taxes                                      189,991     (394,073)
Provision for Income Taxes                                                  --        1,300
                                                                    ----------   ----------
Net Income (Loss)                                                   $  189,991   $ (395,373)
                                                                    ==========   ==========
Basic and Diluted Income (Loss) Available to Common Stockholders:
   Net Income (Loss)                                                $  189,991   $ (395,373)
   Less Cumulative Preferred Stock Dividends                             7,500        7,500
                                                                    ----------   ----------
   Net Income (Loss) Available to Common Stockholders               $  182,491   $ (402,873)
                                                                    ==========   ==========
Basic Income (Loss) Per Common Share                                $      .02   $     (.05)
                                                                    ==========   ==========
Diluted Income (Loss) Per Common Share                              $      .02   $     (.05)
                                                                    ==========   ==========

See notes to condensed consolidated financial statements.

                     Broadview Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                   2006        2005
                                                                ---------   ---------
Operating Activities
   Net income (loss)                                            $ 189,991   $(395,373)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Depreciation                                                    66,900      63,608
   Deferred gain from sale of building                             (4,047)     (4,047)
   Changes in operating assets and liabilities:
      Receivables and estimated revenue in excess of billings
         on uncompleted contracts                                 161,197     (45,187)
      Inventories                                                  51,420      (9,302)
      Other assets                                                 13,142     105,258
      Accounts payable and accrued liabilities                   (184,937)    396,567
                                                                ---------   ---------
         Net cash provided by operating activities                293,666     111,524
                                                                ---------   ---------
Investing Activities
   Purchases of property and equipment                            (18,086)   (323,873)
                                                                ---------   ---------
         Net cash used by investing activities                    (18,086)   (323,873)
                                                                ---------   ---------
Financing Activities
   Net proceeds from line of credit                                    --     275,000
   Payments on long-term and short-term debt                      (47,658)    (71,081)
   Proceeds from related party debt                                    --     150,000
                                                                ---------   ---------
         Net cash provided (used) by financing activities         (47,658)    353,919
                                                                ---------   ---------
Increase in Cash and Cash Equivalents                             227,922     141,570
Cash and Cash Equivalents at Beginning of Period                  334,903     643,010
                                                                ---------   ---------
Cash and Cash Equivalents at End of Period                      $ 562,825   $ 784,580
                                                                =========   =========

See notes to condensed consolidated financial statements.

                     BROADVIEW MEDIA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. and Subsidiaries (collectively "the Company") as of June 30, 2006 and the three months ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of June 30, 2006, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Media, Inc and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2006 included in its Form 10-KSB.

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

The consolidated financial statements for all periods prior to July 1, 2005 have been restated to include the retroactive effects of the July 1, 2005 acquisition of C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which was accounted for in a manner similar to a pooling of interest.

2.   Business Segments

The Company is engaged in two business segments, Media Production (Broadview Media) and Education (UCC). Segment information is as follows:

                                         Three Months Ended
                                              June 30,
                                      -----------------------
                                         2006         2005
                                      ----------   ----------
Revenues
   Media Production                   $  445,844   $  708,032
   Education                           2,198,334    1,637,014
                                      ----------   ----------
      Total Revenues                  $2,644,178   $2,345,046
                                      ==========   ==========
Operating Income (Loss)
   Media Production                   $ (239,691)  $ (275,724)
   Education                             447,943        3,516
                                      ----------   ----------
      Total Operating Income (Loss)   $  208,252   $ (272,208)
                                      ==========   ==========

                                      Three Months
                                     Ended June 30,
                                   -----------------
                                     2006      2005
                                   -------   -------
Depreciation Expense
   Media Production                $39,900   $48,000
   Education                        27,000    15,608
                                   -------   -------
      Total Depreciation Expense   $66,900   $63,608
                                   =======   =======
Interest Expense
   Media Production                $18,261   $15,403
   Education                            --        --
                                   -------   -------
      Total Interest Expense       $18,261   $15,403
                                   =======   =======

                       June 30,     March 31,
                         2006         2006
                      ----------   ----------
Total Assets
   Media Production   $2,080,146   $1,593,423
   Education           1,592,456    2,059,015
                      ----------   ----------
      Total Assets    $3,672,602   $3,652,438
                      ==========   ==========

3.   Financing Facilities

In December 2003, the Company and Terry Myhre, the current Chairman and Chief Executive Officer (CEO), shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,137 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2007 and interest on both facilities is at the bank's prime rate (8.25% on June 30, 2006) plus 1%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2006, the outstanding balance on the note and the line of credit were $327,199 and $0, respectively.

The Company had a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% and expiring December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007. As of June 30, 2006, there were no outstanding borrowings under this line of credit.

In addition, the Company's CFO loaned the Company $150,000, bearing interest at 5.5%, during the three months ended June 30, 2005. The loan was repaid in the subsequent quarter.

4.   Income (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                                 Three Months Ended
                                                                      June 30,
                                                               ---------------------
                                                                  2006        2005
                                                               ---------   ---------
Weighted-average number of common shares used in basic EPS     8,108,252   7,720,747
Weighted-average number of common shares used in diluted EPS   8,912,808   7,720,747

Preferred stock Series B, and warrants to purchase 700,000 shares of common stock, were dilutive for the three-month period ended June 30, 2006; the preferred stock and warrants were antidilutive for the three-month period ended June 30, 2005.

5.   Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Options issued to non-employees were accounted for as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

No share-based compensation expense is reflected in the consolidated statement of operations for the three months ended June 30, 2006 and 2005. At June 30, 2006 and 2005, there were no options outstanding and none were granted, vested or forfeited during the three-month periods then ended.

6.   Stockholders' Equity

At June 30, 2006 and March 31, 2006, cumulative preferred stock dividends in arrears were $37,500 ($.08 per preferred share) and $30,000 ($.06 per preferred share), respectively.

7.   Related Party Transactions

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's CEO, to offer digital video courses at one of the Company's Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. In the three months ended June 30, 2006 and 2005, the Company billed MSB $53,000 and $18,000, respectively. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. In the three months ended June 30, 2006 and 2005, the Company expensed $30,000 and $150,000, respectively, for services from MSB. The charge for the three months ended June 30, 2005 of $150,000 related to UCC prior to Broadview's acquisition.

A portion of UCC revenues is from students who received financial aid from Myhre Investments, LLC, an entity owned by the Company's Chairman and CEO. As of June 30, 2006, Myhre Investments, LLC had $576,253 of loans outstanding to UCC students.

8.   Investment

In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company agreed to provide $100,000 of production credits for using the Company's production facilities and equipment. Significantly all credits remained unused at June 30, 2006.

9.   Supplementary Disclosures of Cash Flow Information

Additional cash flow information is as follows:

                                                                      Three Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                      2006        2005
                                                                    --------   ----------
Cash paid for interest                                              $ 18,261   $   15,403
Non-cash investing and financing activities:
   Prepaid insurance paid by short-term debt                         101,705      108,767
   Fees related to the UCC acquisition included in trade payables         --       25,001
   Common stock issued to acquire UCC                                     --    1,695,715

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Description of Business

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

Education is conducted through UCC, which is incorporated in the State of Utah. UCC has one campus in West Jordan, Utah and is accredited to award diploma, Associate in Applied Science and Bachelor of Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology for multiple business and healthcare careers.

CRITICAL ACCOUNTING POLICIES INCLUDE:

REVENUE RECOGNITION

For Media Production, revenue is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion appropriate for work performed. Progress is generally based on physical progress of the various components in a production contract budget. Contracts range from one week to two years or more in duration. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of revenue earned on contracts.

For Education, registration fees, book sales, vending income and other miscellaneous income are recognized at the time of the transaction. Tuition and lab fees are recognized when earned as the course progresses. Receivables represent unpaid tuition revenue at the end of the reporting period. Part of the Education revenue relates to funds received from Title IV funds for students' financial aid as well as funds received from other financial aid sources.

RECEIVABLES

Receivables consist of contract and trade receivables for Media Production and tuition receivables for Education.

For contract and trade receivables, the Company's allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require receivables to be collateralized.

The Company also grants credit to students in the normal course of business, but generally does not require collateral or any other security to support tuition amounts due. Management performs ongoing credit evaluations. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

GOODWILL

Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record an impairment charge.

In performing our annual review of goodwill for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve forecasted operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

LIQUIDITY AND CAPITAL REQUIREMENTS:

Net cash provided by operations was $293,666 for the three months ended June 30, 2006. This was due primarily to net income of $189,991, depreciation expense of $66,900, reduced receivables and estimated revenue in excess of billings on uncompleted contracts of $161,197, and reduced inventories of $51,420. Offsetting these sources of cash was primarily decreased accounts payable and accrued liabilities of $184,937. Investing activities used $18,086, reflecting purchases of property and equipment. Financing activities used $47,658 of cash for payments on long-term and short-term debt.

At June 30, 2006, the Company has $300,000 and $500,000 of available borrowings on its bank line of credit and line of credit with its CEO, respectively. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business.

Management believes that inflation will not have a significant impact on the Company's business.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended June 30, 2006 were $2,644,178 compared to revenues of $2,345,046 for the corresponding period of the prior year, a 12.7% increase. The revenue increase of $299,132 was attributable to increased revenue at UCC of $561,320, primarily from increased tuition, offset by decreased Media Production revenues of $262,188, resulting from decreased sales to corporate customers and from the nonrenewal of the New Spaces cable television program.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended June 30, 2006 totaled $506,767 compared to $686,142 for the corresponding period of the prior year. This decrease in the cost of sales of $179,375 or 26.1% was primarily the result of decreased Media Production revenues.

The gross profit was 80.8% and 70.7% for the three months ended June 30, 2006 and 2005, respectively. This increase in gross profit of 10.1% was principally the result of the higher mix of Education revenues compared to Media Production revenues in the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2006 totaled $1,929,159 compared to $1,931,112 for the corresponding period of the prior year, a decrease of $1,953, or 0.1%. The decrease attributed to Broadview Media was $118,846 and the increase at UCC was $ 116,893. Higher salaries at UCC were offset by a $120,000 reduction in management fee expense for services rendered by MSB.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2006 totaled $18,261 compared to $15,403 in the corresponding period of the prior year, an increase of $2,858, or 18.6%. The increase was the result of increased debt and the increased prime rate.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2006 totaled $0 compared to $1,300 in the corresponding period of the prior year. No tax provision was recorded for the three months ended June 30, 2006 reflecting the Company's utilization of its income tax net operating loss carryforwards. The income tax provision for the three months ended June 30, 2005 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management's uncertainty that the deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.

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

Material Weaknesses identified: Due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties within certain accounting functions to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of June 30, 2006, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. We are exploring the possibility of increasing the number of employees or contracting with outside parties, including MSB, for additional assistance in our accounting areas.

Part II - Other Information;

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     See Exhibit Index following signature page

b)   Reports on Form 8-K

On June 29, 2006, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its fourth quarter and fiscal year financial results for the fiscal year ended March 31, 2006.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
August 14, 2006                         Broadview Media, Inc.
                                        (Registrant)


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

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2006

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

99.1      Line of Credit Authorization