Form 10QSB
period 2006-09-30
BROADVIEW INSTITUTE INC
filed 2006-11-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                               SEPTEMBER 30, 2006

                             Commission File Number
                                     0-8508

                            BROADVIEW INSTITUTE, INC.
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

                                 Not Applicable.
          (Former Name or Former Address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No  X
                                        ---      ---

8,108,252 shares of $.01 par value common stock were outstanding at November 6, 2006.

Transitional Small Business Disclosure Format (Check One):

                                    Yes       No  X
                                        ---      ---

                            BROADVIEW INSTITUTE, INC.
                                AND SUBSIDIARIES
                    (Formally known as Broadview Media, Inc.)

                                      INDEX

                                   FORM 10-QSB

                               September 30, 2006

                                                                        Page No.
                                                                        --------
PART I      Financial Information

   Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
            2006 and March 31, 2006                                         3

            Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended September 30, 2006 and 2005          4

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended September 30, 2006 and 2005                    5

            Notes to Condensed Consolidated Financial Statements            6

   Item 2.  Management's Discussion and Analysis or Plan of Operation      10

   Item 3.  Controls and Procedures                                        14

PART II     Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders            14

   Item 6.  Exhibits and Reports on Form 8-K                               15

                         Part I - Financial Information

               Item 1. Condensed Consolidated Financial Statements

                   Broadview Institute, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                           September 30,     March 31,
                                                               2006            2006
                                                           -------------   -----------
                                                            (Unaudited)
                         ASSETS
Current Assets
   Cash and cash equivalents                                $   621,057    $   334,903
   Receivables, less allowance for doubtful accounts
      of $20,400 and $29,600, respectively                      345,750        420,608
   Estimated revenue in excess of billings on
      uncompleted contracts                                     384,748        538,634
   Inventories                                                  169,025        226,257
   Other                                                         95,162         52,645
                                                            -----------    -----------
         Total Current Assets                                 1,615,742      1,573,047
Property and Equipment, net                                   1,243,780      1,335,153
Deposits and Investment                                         123,189        122,222
Goodwill                                                        622,016        622,016
                                                            -----------    -----------
                                                            $ 3,604,727    $ 3,652,438
                                                            ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term and short-term debt      $   520,670    $   213,847
   Accounts payable                                             242,343        340,887
   Commissions, salaries and withholdings payable                56,682         79,221
   Accrued expenses                                              65,283         56,590
   Student credit balances                                       35,650         24,567
   Deferred gain from sale of building                               --          4,047
                                                            -----------    -----------
         Total Current Liabilities                              920,628        719,159
                                                            -----------    -----------
Long-Term Debt, less current maturities                         110,888        475,891
                                                            -----------    -----------
Stockholders' Equity
   Preferred stock Series B, par value $.01 per share,
      $.06 cumulative dividend, convertible to one share
      of common stock, 500,000 shares authorized, issued
      and outstanding                                             5,000          5,000
   Common stock, par value $.01 per share, authorized
      100,000,000 shares, 8,108,252 shares issued and
      outstanding                                                81,082         81,082
   Additional paid-in capital                                 3,857,654      3,857,654
   Accumulated deficit                                       (1,370,525)    (1,486,348)
                                                            -----------    -----------
                                                              2,573,211      2,457,388
                                                            -----------    -----------
                                                            $ 3,604,727    $ 3,652,438
                                                            ===========    ===========

See notes to condensed consolidated financial statements.

                   Broadview Institute, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended        Six Months Ended
                                                                September 30,             September 30,
                                                           -----------------------   -----------------------
                                                              2006         2005         2006         2005
                                                           ----------   ----------   ----------   ----------
Revenues                                                   $2,216,279   $2,593,043   $4,860,457   $4,938,089
Cost of Products and Services Sold                            409,907    1,035,504      916,674    1,721,646
                                                           ----------   ----------   ----------   ----------
Gross Profit                                                1,806,372    1,557,539    3,943,783    3,216,443
Selling, General and Administrative Expenses                1,869,784    1,670,009    3,798,943    3,601,121
                                                           ----------   ----------   ----------   ----------
Operating Income (Loss)                                       (63,412)    (112,470)     144,840     (384,678)
                                                           ----------   ----------   ----------   ----------
Other Income (Expense)
   Interest Expense                                           (16,000)     (22,741)     (34,261)     (38,144)
   Interest Income                                              5,244           --        5,244           --
   Miscellaneous                                                   --           --           --     (106,462)
                                                           ----------   ----------   ----------   ----------
      Total Other Expense                                     (10,756)     (22,741)     (29,017)    (144,606)
                                                           ----------   ----------   ----------   ----------
Income (Loss) before Income Taxes                             (74,168)    (135,211)     115,823     (529,284)
Provision for Income Taxes                                         --           --           --        1,300
                                                           ----------   ----------   ----------   ----------
Net Income (Loss)                                          $  (74,168)  $ (135,211)  $  115,823   $ (530,584)
                                                           ==========   ==========   ==========   ==========
Basic and Diluted Income (Loss) Available to Common
   Stockholders:
   Net Income (Loss)                                       $  (74,168)  $ (135,211)  $  115,823   $ (530,584)
   Less Cumulative Preferred Stock Dividends                   (7,500)      (7,500)     (15,000)     (15,000)
                                                           ----------   ----------   ----------   ----------
   Net Income (Loss) Available to Common Stockholders      $  (81,668)  $ (142,711)  $  100,823   $ (545,584)
                                                           ==========   ==========   ==========   ==========
Basic Income (Loss) Per Common Share                       $     (.01)  $     (.02)  $      .01   $     (.07)
                                                           ----------   ----------   ----------   ----------
Diluted Income (Loss) Per Common Share                     $     (.01)  $     (.02)  $      .01   $     (.07)
                                                           ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements.

                   Broadview Institute, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                           ---------------------
                                                              2006        2005
                                                           ---------   ---------
Operating Activities
   Net income (loss)                                       $ 115,823   $(530,584)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
   Depreciation                                              133,800     129,609
   Deferred gain from sale of building                        (4,047)     (4,047)
   Changes in operating assets and liabilities:
      Receivables and estimated revenue in excess of
         billings on uncompleted contracts                   228,744    (352,326)
      Inventories                                             57,232     (43,135)
      Other assets                                            58,221     302,025
      Accounts payable and accrued liabilities              (101,307)    231,591
                                                           ---------   ---------
         Net cash provided (used) by operating
            activities                                       488,466    (266,867)
                                                           ---------   ---------
Investing Activities
   Purchases of property and equipment                       (42,427)   (468,850)
   Purchase of investment                                         --     (25,000)
                                                           ---------   ---------
         Net cash used by investing activities               (42,427)   (493,850)
                                                           ---------   ---------
Financing Activities
   Net proceeds from line of credit                               --     300,000
   Payments on long-term and short-term debt                (159,885)   (298,193)
   Proceeds from related party debt                               --     250,000
   Proceeds from stock options and warrants exercised             --      50,001
                                                           ---------   ---------
         Net cash provided (used) by financing
            activities                                      (159,885)    301,808
                                                           ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents             286,154    (458,909)
Cash and Cash Equivalents at Beginning of Period             334,903     643,010
                                                           ---------   ---------
Cash and Cash Equivalents at End of Period                 $ 621,057   $ 184,101
                                                           =========   =========

See notes to condensed consolidated financial statements.

                   Broadview Institute, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. (formerly know as Broadview Media, Inc.) and Subsidiaries (collectively "the Company") as of September 30, 2006 and the three and six months ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of September 30, 2006, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The March 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Institute, Inc and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended March 31, 2006 included in its Form 10-KSB.

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

2. Business Segments

The Company is engaged in two business segments, Media Production and Education. Segment information is as follows:

                                                              Three Months Ended         Six Months Ended
                                                                September 30,             September 30,
                                                           -----------------------   -----------------------
                                                              2006         2005         2006         2005
                                                           ----------   ----------   ----------   ----------
Revenues
   Media Production                                        $  369,574   $1,137,699   $  815,418   $1,845,731
   Education                                                1,846,705    1,455,344    4,045,039    3,092,358
                                                           ----------   ----------   ----------   ----------
      Revenues                                             $2,216,279   $2,593,043   $4,860,457   $4,938,089
                                                           ==========   ==========   ==========   ==========
Net Income (Loss)
   Media Production                                        $ (316,494)  $ (227,372)  $ (656,754)  $ (624,961)
   Education                                                  242,324       92,161      772,575       94,377
                                                           ----------   ----------   ----------   ----------
      Net Income (Loss)                                    $  (74,170)  $ (135,211)  $  115,821   $ (530,584)
                                                           ==========   ==========   ==========   ==========

                                                           Three Months Ended     Six Months Ended
                                                              September 30,        September 30,
                                                           ------------------   -------------------
                                                              2006      2005      2006       2005
                                                            -------   -------   --------   --------
Depreciation Expense
   Media Production                                         $39,900   $48,000   $ 79,800   $ 96,000
   Education                                                 27,000    18,001     54,000     33,609
                                                            -------   -------   --------   --------
      Total Depreciation Expense                            $66,900   $66,001   $133,800   $129,609
                                                            =======   =======   ========   ========
Interest Expense
   Media Production                                         $16,000   $22,741   $ 34,261   $ 38,144
   Education                                                     --        --         --         --
                                                            -------   -------   --------   --------
      Total Interest Expense                                $16,000   $22,741   $ 34,261   $ 38,144
                                                            =======   =======   ========   ========

                                                           September 30,    March 31,
                                                               2006           2006
                                                           -------------   ----------
Total Assets
   Media Production                                          $1,907,589    $1,593,423
   Education                                                  1,697,138     2,059,015
                                                             ----------    ----------
      Total Assets                                           $3,604,727    $3,652,438
                                                             ==========    ==========

3. Financing Facilities

In December 2003, the Company and Terry Myhre, the Chairman and Chief Executive Officer (CEO), shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,137 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2007 and interest on both facilities is at the bank's prime rate (8.25% on September 30, 2006) plus 1%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At September 30, 2006, the outstanding balance on the note and the line of credit were $313,326 and $0, respectively.

The Company had a $1,000,000 unsecured line of credit with the CEO at an annual interest rate of 5.5% and expiring December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007. As of September 30, 2006, there were no outstanding borrowings under this line of credit.

In addition, the Company's CFO loaned the Company $150,000, bearing interest at 5.5%, during the three months ended June 30, 2005. The loan was repaid in the subsequent quarter.

4. Income (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                                             Three Months Ended      Six Months Ended
                                                               September 30,           September 30,
                                                           ---------------------   ---------------------
                                                              2006        2005        2006       2005
                                                           ---------   ---------   ---------   ---------
Weighted-average number of common shares used in basic
   EPS                                                     8,108,252   7,746,837   8,108,252   7,733,864
Weighted-average number of common shares used in diluted
   EPS                                                     8,108,252   7,746,837   8,392,654   7,733,864

Warrants to purchase 700,000 shares of common stock were dilutive for the six months ended September 30, 2006; antidilutive for all other periods presented. The Preferred stock Series B was antidilutive for all periods presented.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and required companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

No share-based compensation expense is reflected in the consolidated statement of operations for the three and six months ended September 30, 2006 and 2005. At September 30, 2006 and 2005, there were no options outstanding and none were granted, vested or forfeited during the three and six month periods then ended.

6. Stockholders' Equity

At September 30, 2006 and March 31, 2006, cumulative preferred stock dividends in arrears were $45,000 ($.09 per preferred share) and $30,000 ($.06 per preferred share), respectively.

7. Related Party Transactions

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's CEO, to offer digital video courses at one of the Company's Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three month and six month periods ended September 30, 2006, the Company billed MSB $33,000 and $86,000, respectively, for these services. For the three month and six month periods ended September 30, 2005, the Company billed MSB $14,000 and $32,000, respectively, for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three and six month periods ended September 30, 2006, the Company expensed $60,000 and $90,000, respectively, for services from MSB. For the three and six month periods ended September 30, 2005, the Company expensed $30,000 and $180,000, respectively, for services from MSB. The charge for the six months ended June 30, 2005 included $150,000 related to UCC prior to Broadview's acquisition.

A portion of UCC revenues is from students who received financial aid from Myhre Investments, LLC, an entity owned by the Company's Chairman and CEO. As of September 30, 2006, Myhre Investments, LLC had $603,469 of loans outstanding to UCC students.

8. Investment

In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company agreed to provide $100,000 of production credits for using the Company's production facilities and equipment. Significantly all credits remained unused at September 30, 2006.

9. Supplementary Disclosures of Cash Flow Information

Additional cash flow information is as follows:

                                                              Six Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2006        2005
                                                           --------   ----------
Cash paid for interest                                     $ 34,261   $   15,405
Non-cash investing and financing activities:
   Prepaid insurance paid by short-term debt                101,705      108,767
   Property and equipment acquired with long-term debt           --      289,090
   Common stock issued to acquire UCC                            --    1,695,715

10. Subsequent Event

On November 1, 2006, the decision was made that Broadview Institute, Inc. would close its Chicago facility on November 30, 2006. The Chicago facility is used in the Company's Media Production business. The closing of the Chicago facility is part of the Company's transition and plan to refocus the Company on its Education business. The Company will relocate the equipment currently used in its Chicago facility to its Minneapolis facility. As a result of the closing, the Company will incur charges, resulting in cash expenditures, relating primarily to the remaining term of the Chicago facility lease. The estimated aggregate lease cost for the remaining lease term of the Chicago facility is $ 600,000, which is subject to possible reduction if the Company is successful in negotiating an early termination of the lease with the landlord, a possible sublease or an assignment to another party. The net charges related to the termination of the lease are expected to be recorded in the fiscal quarter ended December 31, 2006 when the Company vacates the facility, including recognizing the remaining lease costs in excess of estimated sublease income if applicable. Lease payments will be made in accordance with the terms of the lease and/or any related agreement reducing the aggregate lease cost. Additional charges of approximately $50,000 related to employee terminations are also expected to be incurred, including the related cash expenditure, in the fiscal quarter ended December 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Description of Business

Broadview Institute, Inc. is engaged in two business segments, Media Production and Education.

Media Production includes television shows, communication products, and educational products, primarily video and audio based. The segment creates and produces television shows for cable networks and communication products for corporations, associations and other organizations. It also produces audio and video educational products for large publishers and production and provides post-production services for independent production companies.

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

For Education, registration fees, book sales, vending income and other miscellaneous income are recognized at the time of the transaction. Tuition and lab fees are recognized when earned as the course progresses. Receivables represent unpaid tuition at the end of the reporting period. Part of the Education revenue relates to funds received from Title IV funds for students' financial aid as well as funds received from other financial aid sources.

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

LIQUIDITY AND CAPITAL REQUIREMENTS:

Net cash provided by operations was $488,466 for the six months ended September 30, 2006. This was due primarily to net income of $115,823, depreciation expense of $133,800, reduced receivables and estimated revenue in excess of billings on uncompleted contracts of $228,744, reduced inventories of $57,232, and reduced other assets of $58,221. Offsetting these sources of cash was primarily decreased accounts payable and accrued liabilities of $101,307. Investing activities used $42,427, reflecting purchases of property and equipment. Financing activities used $159,885 of cash for payments on long-term and short-term debt.

At September 30, 2006, the Company has $300,000 and $500,000 of available borrowings on its bank line of credit and line of credit with its CEO, respectively. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business.

Management believes that inflation will not have a significant impact on the Company's business.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended September 30, 2006 were $2,216,279 compared to revenues of $2,593,043 for the corresponding period of the prior year, a 14.5% decrease. The revenue decrease of $376,764 was attributable to increased revenue at UCC of $391,361, primarily from increased tuition, offset by decreased Media Production revenues of $768,125, resulting from decreased sales to corporate customers and from the nonrenewal of the New Spaces cable television program.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the three months ended September 30, 2006 totaled $409,907 compared to $1,035,504 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $625,597 or 60.4% was primarily the result of decreased Media Production revenues.

The gross profit was 81.5% and 60.1% for the three months ended September 30, 2006 and 2005, respectively. This increase in gross profit of 21.4% was principally the result of the higher mix of Education revenues compared to Media Production revenues in the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2006 totaled $1,869,784 compared to $1,670,009 for the corresponding period of the prior year, an increase of $199,775 or 12.0%. The increase is attributed to higher salaries and advertising at UCC of $320,049 offset by reduced salaries at Broadview Media of $120,274.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 totaled $16,000 compared to $22,741 in the corresponding period of the prior year, a decrease of $6,741, or 29.6%. The decrease was the result of decreased debt, offset by the increased prime rate.

INCOME TAX EXPENSE

No deferred tax benefit was recorded for the three months ended September 30, 2006 and 2005 due to management's uncertainty that deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the six months ended September 30, 2006 were $4,860,457 compared to revenues of $4,938,089 for the corresponding period of the prior year, a 1.6% decrease. The revenue decrease of $77,632 was attributable to increased revenue at UCC of $952,681, primarily from increased tuition, offset by decreased Media Production revenues of $1,030,313, resulting from decreased sales to corporate customers and from the nonrenewal of the New Spaces cable television program.

COST OF PRODUCTS AND SERVICES SOLD

Cost of products and services sold for the six months ended September 30, 2006 totaled $916,674 compared to $1,721,646 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $804,972 or 46.8% was primarily the result of decreased Media Production revenues.

The gross profit was 81.1% and 65.1% for the six months ended September 30, 2006 and 2005, respectively. This increase in gross profit of 16.0% was principally the result of the higher mix of Education revenues compared to Media Production revenues in the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2006 totaled $3,798,943 compared to $3,601,121 for the corresponding period of the prior year, an increase of $197,822, or 5.5%. The increase is attributed to higher salaries and advertising at UCC of $436,940, offset by reduced salaries at Broadview Media of $239,118.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 2006 totaled $34,261 compared to $38,144 in the corresponding period of the prior year, an increase of $3,883, or 10.2%. The decrease was the result of decreased debt, offset by the increased prime rate.

INTEREST INCOME

Interest income for the six months ended September 30, 2006 totaled $5,244 compared to $0 in the corresponding period of the prior year, an increase of $5,244. The increase was the result of interest earned on UCC invested cash balances.

INCOME TAX EXPENSE

Income tax expense for the six months ended September 30, 2006 totaled $0 compared to $1,300 in the corresponding period of the prior year. No tax provision was recorded for the six months ended September 30, 2006 reflecting the Company's utilization of its income tax net operating loss carryforwards. The income tax provision for the six months ended September 30, 2005 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management's uncertainty that the deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.

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

Material Weaknesses identified: Due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties within certain accounting functions to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of September 30, 2006, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. We are exploring the possibility of increasing the number of employees or contracting with outside parties, including MSB, for additional assistance in our accounting areas.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Company's shareholders was held on August 9, 2006.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

Nominee             Number of Votes For   Number of Votes Withheld
-------             -------------------   ------------------------
Laurence Zipkin          8,066,812                  9,480
Robert Kramarczuk        8,066,812                  9,480
Richard Letsche          8,064,539                 11,753
Terry Myhre              8,066,200                 10,092
Tom Tucker               8,066,400                  9,892

(c) Approval of an amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 100,000,000 and to increase the authorized shares of Preferred Stock from 2,500,000 to 5,000,000 was approved with 6,922,886 voting for, 110,006 opposed and 9,709 abstaining.

(d) Approval of an amendment to the Articles of Incorporation to change the Company's name to Broadview Institute, Inc. was approved with 8,063,891 voting for, 7,308 opposed and 5,093 abstaining.

(e) Approval of the adoption of the Company's 2006 Equity Incentive Plan was approved with 6,988,623 voting for, 49,580 opposed and 4,398 abstaining.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     See Exhibit Index following signature page

b)   Reports on Form 8-K

On August 14, 2006, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its first quarter financial results for the fiscal year ended March 31, 2007.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006                 Broadview Institute, Inc.
                                        (Registrant)


                                        By: /s/ Terry Myhre
                                            ------------------------------------
                                            Terry Myhre, Chief Executive Officer


                                        And: /s/ H. Michael Blair
                                             -----------------------------------
                                             H. Michael Blair,
                                             Chief Financial Officer

                                  EXHIBIT INDEX

                            BROADVIEW INSTITUTE, INC.

                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2006

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