Form 10QSB
period 2006-12-31
BROADVIEW INSTITUTE INC
filed 2007-02-14
CIK 73048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                DECEMBER 31, 2006

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


8,108,252 shares of $.01 par value common stock were outstanding at February 7, 2007.

Transitional Small Business Disclosure Format (Check One):

                                 Yes     No  X
                                     ---    ---

                            BROADVIEW INSTITUTE, INC.
                                AND SUBSIDIARIES
                    (Formally known as Broadview Media, Inc.)

                                      INDEX

                                   FORM 10-QSB

                                December 31, 2006

                                                                        Page No.
                                                                        --------
PART I     Financial Information
   Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
           2006 and March 31, 2006                                          3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended December 31, 2006 and 2005           4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2006 and 2005                     5

           Notes to Condensed Consolidated Financial Statements             6

   Item 2. Management's Discussion and Analysis or Plan of Operation       11

   Item 3. Controls and Procedures                                         15

PART II    Other Information
   Item 4. Submission of Matters to a Vote of Security Holders             16

   Item 6. Exhibits and Reports on Form 8-K                                16

                         Part I - Financial Information

               Item 1. Condensed Consolidated Financial Statements

                   Broadview Institute, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                         December 31,    March 31,
                                                                             2006           2006
                                                                         ------------   -----------
                                                                          (Unaudited)   (Restated)
                                ASSETS
Current Assets
   Cash and cash equivalents                                             $ 1,001,673    $   331,903
   Receivables, less allowance for doubtful accounts
      of $71,300 and $11,800, respectively                                   263,904        189,678
   Inventories                                                               156,494        221,254
   Assets of discontinued operations                                         173,752        811,396
   Other                                                                      61,780         52,645
                                                                         -----------    -----------
         Total Current Assets                                              1,657,603      1,606,876
Property and Equipment, net                                                1,324,172      1,335,153
Deposits and Investment                                                       88,393         88,393
Goodwill                                                                     622,016        622,016
                                                                         -----------    -----------
                                                                         $ 3,692,184    $ 3,652,438
                                                                         ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term and short-term debt                   $   473,068    $   213,847
   Accounts payable                                                          260,972        285,313
   Commissions, salaries and withholdings payable                              1,522         19,756
   Accrued expenses                                                           72,089         56,590
   Student credit balances                                                    14,880         24,567
   Liabilities of discontinued operations                                    311,116        115,039
   Deferred gain from sale of building                                            --          4,047
                                                                         -----------    -----------
         Total Current Liabilities                                         1,133,647        719,159
                                                                         -----------    -----------
Long-Term Debt, less current maturities                                       79,269        475,891
                                                                         -----------    -----------

Stockholders' Equity
   Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000
      shares authorized, issued and outstanding                                5,000          5,000
   Common stock, par value $.01 per share, authorized 100,000,000
     shares, 8,108,252 shares issued and outstanding                          81,082         81,082
   Additional paid-in capital                                              3,857,654      3,857,654
   Accumulated deficit                                                    (1,464,468)    (1,486,348)
                                                                         -----------    -----------
                                                                           2,479,268      2,457,388
                                                                         -----------    -----------
                                                                         $ 3,692,184    $ 3,652,438
                                                                         ===========    ===========

See notes to condensed consolidated financial statements.

              Broadview Institute, Inc. and subsidiaries
            Condensed Consolidated Statements of Operations
                              (Unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        December 31,              December 31,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
                                                               (Restated)                (Restated)
Revenues                                          $2,519,250   $2,143,074   $6,771,427   $6,128,606
                                                  ----------   ----------   ----------   ----------
Operating Expenses:
   Media Production Products and Services Sold        86,265      276,744      287,443    1,167,068
   Educational Services and Facilities             1,438,273    1,105,795    3,965,171    3,274,348
   Selling, General and Administrative Expenses      539,214      565,193    1,664,190    1,843,891
   Acquisition Costs                                      --           --           --      106,462
                                                  ----------   ----------   ----------   ----------
         Total Operating Expenses                  2,063,752    1,947,732    5,916,804    6,391,769
                                                  ----------   ----------   ----------   ----------
Operating Income (Loss)                              455,498      195,342      854,623     (263,163)
                                                  ----------   ----------   ----------   ----------
Other Income (Expense):
   Interest Expense                                  (14,115)     (26,261)     (48,376)     (64,405)
   Interest Income                                    12,562           --       17,806           --
                                                  ----------   ----------   ----------   ----------
         Total Other Expense                          (1,553)     (26,261)     (30,570)     (64,405)
                                                  ----------   ----------   ----------   ----------
Income (Loss) from Continuing Operations before
   Income Taxes                                      453,945      169,081      824,053     (327,568)
Provision (Benefit) for Income Taxes                      --     (40,969)           --      (39,669)
                                                  ----------   ----------   ----------   ----------
Income (Loss) from Continuing Operations             453,945      210,050      824,053     (287,899)
Loss from Discontinued Operations                   (547,888)    (100,053)    (802,173)    (132,688)
                                                  ----------   ----------   ----------   ----------
Net Income (Loss)                                 $  (93,943)  $  109,997   $   21,880   $ (420,587)
                                                  ==========   ==========   ==========   ==========
Basic and Diluted Income (Loss) Available to
   Common Stockholders:
   Net Income (Loss)                              $  (93,943)  $  109,997   $   21,880   $ (420,587)
   Less Cumulative Preferred Stock Dividends          (7,500)      (7,500)     (22,500)     (22,500)
                                                  ----------   ----------   ----------   ----------
   Net Income (Loss) Available to Common
      Stockholders                                $ (101,443)  $  102,497   $     (620)  $ (443,087)
                                                  ==========   ==========   ==========   ==========
Income (Loss) Per Common Share - Basic:
   Continuing Operations                          $      .06   $      .03   $      .10   $     (.04)
   Discontinued Operations                              (.07)        (.02)        (.10)        (.02)
                                                  ----------   ----------   ----------   ----------
   Net Income (Loss) Per Common - Basic           $     (.01)  $      .01   $       --   $     (.06)
                                                  ==========   ==========   ==========   ==========
Income (Loss) Per Common Share - Diluted:
   Continuing Operations                          $      .05   $      .02   $      .09   $     (.04)
   Discontinued Operations                              (.06)        (.01)        (.09)        (.02)
                                                  ----------   ----------   ----------   ----------
   Net Income (Loss) Per Common - Diluted         $     (.01)  $      .01   $       --   $     (.06)
                                                  ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements.

              Broadview Institute, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                          Nine Months Ended
                                                                            December 31,
                                                                       -----------------------
                                                                          2006         2005
                                                                       ----------   ----------
                                                                                    (Restated)
Operating Activities - Continuing Operations:
   Net income (loss)                                                   $   21,880   $(420,587)
   Loss from discontinued operations                                      802,173     132,688
                                                                       ----------   ---------
                                                                          824,053    (287,899)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
   Depreciation                                                           218,700     197,609
   Deferred gain from sale of building                                     (4,047)     (4,047)
   Changes in operating assets and liabilities:
      Receivables                                                         (74,226)     60,925
      Inventories                                                          64,760     (33,398)
      Other assets                                                         92,568     294,244
      Accounts payable and accrued liabilities                            (20,086)     58,549
                                                                       ----------   ---------
         Net Cash Provided by Operating Activities - Continuing
            Operations                                                  1,101,722     285,983
                                                                       ----------   ---------
Investing Activities - Continuing Operations:
   Purchases of property and equipment                                   (207,719)   (549,353)
   Purchase of investment                                                      --     (25,000)
                                                                       ----------   ---------
         Net Cash Used by Investing Activities - Continuing
            Operations                                                   (207,719)   (574,353)
                                                                       ----------   ---------
Financing Activities - Continuing Operations:
   Payments on long-term and short-term debt                             (239,106)   (525,620)
   Net proceeds from line of credit                                            --     300,000
   Proceeds from related party debt                                            --     300,000
   Proceeds from stock options and warrants exercised                          --      50,001
                                                                       ----------   ---------
         Net Cash Used by Financing Activities - Continuing
            Operations                                                   (239,106)    124,381
                                                                       ----------   ---------
Discontinued Operations:
   Net Cash Provided (Used) by Discontinued Operations  - Operating
      Activities                                                           14,873    (269,579)
                                                                       ----------   ---------
Increase (Decrease) in Cash and Cash Equivalents                          669,770    (433,568)
Cash and Cash Equivalents at Beginning of Period                          331,903     640,010
                                                                       ----------   ---------
Cash and Cash Equivalents at End of Period                             $1,001,673   $ 206,442
                                                                       ==========   =========

See notes to condensed consolidated financial statements.

                   Broadview Institute, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. and Subsidiaries (collectively "the Company") as of December 31, 2006 and the three and nine months ended December 31, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of December 31, 2006, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The Company's consolidated financial statements for all prior periods presented have been restated to reflect the Company's Chicago Media Production division as a discontinued operation (Note 10).

The consolidated financial statements for all periods prior to July 1, 2005 have been restated to include the retroactive effects of the July 1, 2005 acquisition of C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which was accounted for in a manner similar to a pooling of interest.

2.   Business Segments

The Company is engaged in two business segments, Education and Media Production. Segment information is as follows:

                                                     Three Months Ended        Nine Months Ended
                                                        December 31,              December 31,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
                                                               (Restated)                (Restated)
Revenues:
   Education                                      $2,407,912   $1,737,866   $6,452,951   $4,830,224
   Media Production                                  111,338      405,208      318,476    1,298,382
                                                  ----------   ----------   ----------   ----------
      Revenues                                    $2,519,250   $2,143,074   $6,771,427   $6,128,606
                                                  ==========   ==========   ==========   ==========
Net Income (Loss):
   Education                                      $  616,662   $  293,019   $1,151,179   $  387,396
   Media Production                                 (162,717)     (82,969)    (327,126)    (675,295)
                                                  ----------   ----------   ----------   ----------
   Net Income (Loss) from Continuing Operations      453,945      210,050      824,053     (287,899)
   Discontinued Operations                          (547,888)    (100,053)    (802,173)    (132,688)
                                                  ----------   ----------   ----------   ----------
      Net Income (Loss)                           $  (93,943)  $  109,997   $   21,880   $ (420,587)
                                                  ==========   ==========   ==========   ==========

                                                     Three Months Ended        Nine Months Ended
                                                        December 31,              December 31,
                                                  -----------------------   -----------------------
                                                     2006         2005         2006         2005
                                                  ----------   ----------   ----------   ----------
                                                               (Restated)                (Restated)
Depreciation Expense
   Education                                        $45,000      $20,000     $ 99,000     $ 53,609
   Media Production                                  39,900       48,000      119,700      144,000
                                                    -------      -------     --------     --------
      Total Depreciation Expense                    $84,900      $68,000     $218,700     $197,609
                                                    =======      =======     ========     ========
Interest Expense
   Education                                        $    --      $    --     $     --     $     --
   Media Production                                  14,115       26,261       48,376       64,405
                                                    -------      -------     --------     --------
      Total Interest Expense                        $14,115      $26,261     $ 48,376     $ 64,405
                                                    =======      =======     ========     ========

                                                  December 31,    March 31,
                                                      2006          2006
                                                  ------------   ----------
                                                                 (Restated)
Total Assets
   Education                                       $2,150,482    $2,059,015
   Media Production                                 1,367,950       782,027
                                                   ----------    ----------
      Total Assets of Continuing Operations         3,518,432     2,841,042
Discontinued Operations                               173,752       811,396
                                                   ----------    ----------
      Total Assets                                 $3,692,184    $3,652,438
                                                   ==========    ==========

3.   Financing Facilities

In December 2003, the Company and Terry Myhre, the Chairman and Chief Executive Officer (CEO), shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,137 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2007 and interest on both facilities is at the bank's prime rate (8.25% on December 31, 2006) plus 1%. The loans are collateralized by all the Company's assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At December 31, 2006, the outstanding balance on the note and the line of credit were $299,140 and $0, respectively.

The Company has a $500,000 unsecured line of credit with the CEO at an annual interest rate of 5.5% and expiring April 30, 2007. As of December 31, 2006 and March 31, 2005, there were no outstanding borrowings under this line of credit.

In addition, the Company's CFO loaned the Company $150,000, bearing interest at 5.5%, during the three months ended June 30, 2005. The loan was repaid in the subsequent quarter.

4.   Income (Loss) Per Common Share

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

                                       Three Months Ended      Nine Months Ended
                                          December 31,            December 31,
                                     ---------------------   ---------------------
                                        2006        2005        2006        2005
                                     ---------   ---------   ---------   ---------
Weighted-average  number of common
   shares used in basic EPS          8,108,252   7,758,252   8,108,252   7,742,023

Weighted-average  number of common
   shares used in diluted EPS        8,836,045   9,232,225   8,875,362   7,742,023

Warrants to purchase common stock and the Preferred stock Series B were dilutive for the three and nine months ended December 31, 2006 and for the three months ended December 31, 2005. The warrants and Preferred stock Series B were antidilutive for the nine months ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." Among other items,

SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and required companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements.

No share-based compensation expense is reflected in the consolidated statement of operations for the three and nine months ended December 31, 2006 and 2005. At December 31, 2006 and 2005, there were no options outstanding and none were granted, vested or forfeited during the three and nine month periods then ended.

6. Stockholders' Equity

At December 31, 2006 and March 31, 2006, cumulative preferred stock dividends in arrears were $52,500 ($.11 per preferred share) and $30,000 ($.06 per preferred share), respectively.

7. Related Party Transactions

In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company's CEO, to offer digital video courses at one of the Company's Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three month and nine month periods ended December 31, 2006, the Company billed MSB $27,000 and $113,000, respectively, for these services. For the three month and nine month periods ended December 31, 2005, the Company billed MSB $29,000 and $61,000, respectively, for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three and nine month periods ended December 31, 2006, the Company expensed $75,000 and $165,000, respectively, for services from MSB. For the three and nine month periods ended December 31, 2005, the Company expensed $30,000 and $210,000, respectively, for services from MSB.

A portion of UCC revenues is from students who received financial aid from Myhre Investments, LLC, an entity owned by the Company's Chairman and CEO. As of December 31, 2006, Myhre Investments, LLC had $811,550 of loans outstanding to UCC students.

8. Investment

In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company agreed to provide $100,000 of production credits for using the Company's production facilities and equipment. At December 31, 2006, the Company had provided credits of approximately $60,000.

9. Supplementary Disclosures of Cash Flow Information

Additional cash flow information is as follows:

                                                           Nine Months Ended
                                                              December 31,
                                                         ---------------------
                                                           2006        2005
                                                         --------   ----------
Cash paid for interest                                   $ 48,376   $   62,554
Non-cash investing and financing activities:
   Prepaid insurance paid by short-term debt              101,703      108,767
   Property and equipment acquired with long-term debt         --      289,090
   Common stock issued to acquire UCC                          --    1,695,715

10. Discontinued Operation

In November 2006, the Company decided to close its Chicago division. The Chicago division was used in the Company's Media Production business. The closing of the Chicago facility is part of the Company's transition and plan to refocus the Company on its Education business. The Company has relocated the equipment used in its Chicago facility to its Minneapolis facility. As a result of the closing, the Company will incur charges, resulting in cash expenditures, relating primarily to the remaining term of the Chicago facility lease. The estimated aggregate lease cost for the remaining lease term of the Chicago facility is $ 600,000, which is subject to possible reduction if the Company is successful in negotiating an early termination of the lease with the landlord, a possible sublease or an assignment to another party. The net charges related to the termination of the lease when the Company vacated the facility, including recognizing the remaining lease costs in excess of estimated sublease income is estimated to be $300,000 and has been recorded in the quarter ended December 31, 2006. Additional charges of approximately $50,000 related to employee terminations were also recorded in the quarter ended December 31, 2006.

The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.

Discontinued operations assets and liabilities and income statement information include the following:

                                                                    December 31,   March 31,
                                                                        2006          2006
                                                                    ------------   ---------
                 DISCONTINUED OPERATIONS - ASSETS
Cash                                                                  $     --      $  3,000
Receivables, net                                                       138,956       230,930
Estimated Revenues in Excess of Billings on Uncompleted Contracts           --       538,634
Deposits and Other Assets                                               34,796        38,832
                                                                      --------      --------
   Total Discontinued Operations - Assets                             $173,752      $811,396
                                                                      ========      ========
              DISCONTINUED OPERATIONS - LIABILITIES
Accounts Payable                                                      $ 11,116      $ 55,574
Lease Termination Obligation                                           300,000            --
Other Accrued Expenses                                                      --        59,465
                                                                      --------      --------
   Total Discontinued Operations - Liabilities                        $311,116      $115,039
                                                                      ========      ========

                                                          Three Months Ended       Nine Months Ended
                                                             December 31,            December 31,
                                                         --------------------   ----------------------
                                                            2006       2005        2006        2005
                                                         ---------   --------   ---------   ----------
DISCONTINUED OPERATIONS - INCOME STATEMENT INFORMATION
Revenue                                                  $  78,616   $422,984   $ 686,896   $1,375,541
                                                         =========   ========   =========   ==========
Loss before Gain on Sale of Property and Equipment       $ 563,888   $100,053   $ 818,173   $  132,688
Gain on Sale of Property and Equipment                     (16,000)        --     (16,000)          --
                                                         ---------   --------   ---------   ----------
   Loss from Discontinued Operations                     $ 547,888   $100,053   $ 802,173   $  132,688
                                                         =========   ========   =========   ==========

11. Recently Issued Accounting Standard

In June 2006, the FASB issued FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods, FIN 48 is effective for us on April 1, 2007. We are currently evaluating the effect of this standard on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Description of Business

Broadview Institute, Inc. is engaged in two business segments, Education and Media Production.

Education is conducted through UCC, which is incorporated in the State of Utah. UCC has two campuses in West Jordan and Layton, Utah and is accredited to award diploma, Associate in Applied Science and Bachelor of Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology for multiple business and healthcare careers.

Media Production include television shows, communication products, and educational products, primarily video and audio based. The segment produces audio and video products and provides post-production services for independent production companies.

CRITICAL ACCOUNTING POLICIES INCLUDE:

REVENUE RECOGNITION

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

RECEIVABLES

Receivables consist of tuition receivables for Education contract and trade receivables for Education and Media Production.

The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support tuition amounts due. Management performs ongoing credit evaluations. The Company maintains allowances for potential credit losses which, when realized, have generally been within management's expectations.

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

LIQUIDITY AND CAPITAL REQUIREMENTS:

Net cash provided by operations was $1,116,595 for the nine months ended December 31, 2006. This was due primarily to net income of $21,880, depreciation expense of $218,700, reduced receivables and estimated revenue in excess of billings on uncompleted contracts of $556,382, reduced inventories of $69,763, decreased accounts payable and accrued liabilities of $101,307 and reduced other assets of $91,601. Investing activities used $207,719, reflecting purchases of property and equipment. Financing activities used $239,106 of cash for payments on long-term and short-term debt.

At December 31, 2006, the Company has $300,000 and $500,000 of available borrowings on its bank line of credit and line of credit with its CEO, respectively. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business.

Management believes that inflation will not have a significant impact on the Company's business.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the three months ended December 31, 2006 were $2,519,250 compared to revenues of $2,143,074 for the corresponding period of the prior year, a 17.6% increase. The revenue increase of $376,176 was attributable to increased revenue at UCC of $670,046, primarily from increased tuition, offset by decreased Media Production revenues of $293,870, resulting from decreased sales to corporate customers.

EDUCATIONAL SERVICES AND FACILITIES COST

Cost of educational services and facilities for the three months ended December 31, 2006 totaled $1,438,273 compared to $1,105,795 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $332,478 or 30.1% was primarily the result of increased salaries and textbook expense on the increased volume.

MEDIA PRODUCTION COSTS AND SERVICES SOLD

Cost of media production and services sold for the three months ended December 31, 2006 totaled $86,265 compared to $276,744 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $190,479 or 68.8% was primarily the result of decreased Media Production revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2006 totaled $539,214 compared to $565,193 for the corresponding period of the prior year, a decrease of $25,979 or 4.6%. The decrease is attributed to reduced business development in Media Production and reduced professional fees.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2006 totaled $14,115 compared to $26,261 in the corresponding period of the prior year, a decrease of $12,146, or 46.3%. The decrease was the result of decreased debt, offset by the increased prime rate.

INCOME TAX EXPENSE

Income tax expense (benefit) for the three months ended December 31, 2006 totaled $0 compared to ($40,969) the corresponding period of the prior year. The entire tax benefit for the prior quarter is the result of an increase in the estimated tax refund receivable expected for UCC as a result of the completion of its tax return UCC's fiscal period ended May 31, 2005. The remaining decrease in the income tax provision resulted from the utilization of the second quarter loss for which no deferred taxes had been recorded. No deferred tax benefit has been recorded due to management's uncertainty that the related deferred tax assets will be realized.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the three months ended December 31, 2006 totaled $547,888 compared to $100,053 for the corresponding period of the prior year. This increase in the loss reflects the loss provision of $300,000 for estimated lease termination costs for our Chicago facility and the separation and severance costs to vacate the facility.

RESULTS OF CONTINUING OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.

REVENUES

Revenues for the nine months ended December 31, 2006 were $6,771,427 compared to revenues of $6,128,606 for the corresponding period of the prior year, a 10.4% increase. The revenue increase of $642,821 was attributable to increased revenue at UCC of $1,622,727, primarily from increased tuition, offset by decreased Media Production revenues of $979,906, resulting from decreased sales to corporate customers and from the nonrenewal of the Discovery Channel cable television program.

EDUCATIONAL SERVICES AND FACILITIES COST

Cost of educational services and facilities for the nine months ended December 31, 2006 totaled $3,965,171 compared to $3,274,348 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $690,823 or 21.1% was primarily the result of increased salaries and textbook expense on the increased volume.

MEDIA PRODUCTION COSTS AND SERVICES SOLD

Cost of media production and services sold for the nine months ended December 31, 2006 totaled $287,443 compared to $1,167,068 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $879,625 or 75.3% was primarily the result of decreased Media Production revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2006 totaled $1,664,190 compared to $1,843,891 for the corresponding period of the prior year, a decrease of $179,701, or 9.7%. The decrease is attributed to increased advertising at UCC, offset by reduced business development and insurance at Broadview Media and lower management fees at UCC.

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2006 totaled $48,376 compared to $64,405 in the corresponding period of the prior year, a decrease of $16,029, or 24.9%. The decrease was the result of decreased debt, offset by the increased prime rate.

INTEREST INCOME

Interest income for the nine months ended December 31, 2006 totaled $17,806 compared to $0 in the corresponding period of the prior year. The increase was the result of interest earned on UCC invested cash balances.

INCOME TAX EXPENSE

Income tax expense (benefit) for the nine months ended December 31, 2006 totaled $0 compared to ($39,669) the corresponding period of the prior year. The entire tax benefit for the prior year is the result of an increase in the estimated tax refund receivable expected for UCC as a result of the completion of its tax return UCC's fiscal period ended May 31, 2005. No deferred tax benefit has been recorded due to management's uncertainty that the related deferred tax assets will be realized.

DISCONTINUED OPERATIONS

Loss from discontinued operations for the nine months ended December 31, 2006 totaled $802,173 compared to $132,688 for the corresponding period of the prior year. This increase in the loss reflects reduced revenues for the period, a loss provision of $300,000 for estimated lease termination costs for our Chicago facility and the separation and severance costs to vacate the facility.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. As a result of the material weakness identified below, the Company reviewed certain critical accounting functions and has made changes to enhance segregation of incompatible duties, including using MSB personnel and implementing additional oversight review procedures. The Company will be monitoring the results of the changes made and will continue to explore additional future improvements. Other than these changes, there were no other changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Material Weaknesses identified: During the period covered by this report, due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties within certain accounting functions to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of December 31, 2006, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. The Company has been exploring ways to remove or mitigate the material weakness identified related to insufficient segregation of duties.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     See Exhibit Index following signature page

b)   Reports on Form 8-K

On November 14, 2006, the Company filed a Form 8-K under Item 2 "Results of Operations and Financial Condition" announcing its second quarter financial results for the fiscal year ended March 31, 2007.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2007                 Broadview Institute, Inc.
                                        (Registrant)


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

                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2006

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