Form 10KSB/A
period 2006-03-31
BROADVIEW INSTITUTE INC
filed 2007-04-13
CIK 73048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Annual Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006	Commission File Number: 0-8505
BROADVIEW MEDIA, INC.
(Name of Small Business Issuer in its Charter)

Minnesota (State of incorporation)	41-0641789 (I.R.S. Employer Identification Number)
4455 West 77th Street
Minneapolis, Minnesota 55435
(Address of principal executive offices) (Zip code)
Telephone Number: 952-835-4455

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended March 31, 2006 were $9,907,238.
The aggregate market value of the common stock held by non-affiliates based upon the closing sale price of the registrant’s common stock as of June 7, 2006 was approximately $3,691,504.
Shares of $.01 par value common stock outstanding at June 7, 2006: 8,108,252
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended March 31, 2006 are incorporated by reference into Part II.
2. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Purpose of Amendment
The purpose of this amendment is to reclassify certain costs and expenses in the statements of operations to more clearly portray the operating performance of the Company. These reclassifications did not affect previously reported stockholders’ equity, net loss, or cash flows. Accordingly, all related financial information and disclosures throughout this filing have also been revised to reflect these reclassifications.
Introduction
Broadview Media, Inc. and its subsidiaries, Broadview Media/Chicago, Inc. and C Square Educational Enterprises, are referred to herein as “we”, the “Registrant” or the “Company” unless the context indicates otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of Business.
Broadview Media, Inc., a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970.
On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc.
In March 2003, Minnesota businessman Terry Myhre invested in the Company, became its single largest shareholder and also was elected to the Company’s Board of Directors. Mr. Myhre owns or has the controlling interest in the Minnesota School of Business (MSB) and Globe College, which are privately-owned, post-secondary schools offering career-focused training. MSB has six campuses located in Richfield, Shakopee, Plymouth, Rochester, St. Cloud and Brooklyn Center, Minnesota. Globe College is located in Oakdale, Minnesota. MSB and Globe College have been educating students for more than one hundred years and currently have a combined enrollment of 4,500 students. In addition, Mr. Myhre has interests in the following specialty education schools: Truck America Training, Institute of Production and Recording, and Duluth Business University.
Mr. Myhre became Chairman and CEO of the Company in January 2004 and increased his stock and warrant holdings in the Company in March 2005, July 2005, and March 2006. The July 2005 increase was in connection with our acquisition of C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC and discussed in more detail below). To consummate our acquisition of UCC, we issued 5,000,000 shares of our common stock, of which 3,403,750 were issued to Mr. Myhre, the majority owner of UCC. Including warrants held by Mr. Myhre for the purchase of 650,000 shares of our common stock, he owned as of the date of this Annual Report holdings representing 64% of the Company’s shares (assuming exercise of his warrants). See Item 5 below.

In May 2004, the Company entered into a strategic relationship with MSB, a company owned by the Company’s Chairman and CEO, to offer digital video courses at the Company’s Minneapolis facility. Under the terms of our ongoing relationship with MSB, we provide equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Our agreement with MSB is terminable by either party upon reasonable notice. The digital-video-based courses offered by MSB are intended to provide students instruction in an apprenticeship environment within a for-profit business. Some of the courses, as part of the Associate in Applied Science Degree Program-Digital Video and Media Production, that MSB offers are video production, camera operations, sound for video, video after effects, video lighting and sound, and video editing. The payment terms under our agreement with MSB include a quarterly charge per student at rates which the Company would receive in an arm’s length transaction. In the years ended March 31, 2006 and 2005, in exchange for providing the equipment, facilities and technician support for MSB’s offering of digital, video-based courses, the Company billed MSB $73,000 and $41,000, respectively. The services were billed at rates consistent with similar independent customers.
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
Also, the Company produces video products for MSB. We produce videos that are commercials promoting MSB as an educational organization offering numerous courses of study, including digital video and film production, and we also produce videos used by MSB as teaching tools in its own employee training. We first began producing video products for MSB in fiscal year 2004. We price our services under this arrangement with MSB on a time and materials basis and we charge a flat fee to MSB at rates which the Company would receive in an arm’s length transaction. This arrangement is done on an order-by-order basis and there is no requirement that MSB continue to utilize Media Production for production of these video products. In the years ended March 31, 2006 and 2005, we billed MSB $19,000 and $44,000 respectively, for producing such video products.
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
The Company provides equipment, facilities and technicians for technical support to Minnesota School of Business (a related party) by which MSB offers apprenticeship type training to students in MSB’s digital, video-based courses. See General Development of Business above.
The Company also provides video products for MSB, including commercials and videos used as teaching tools for training for MSB employees. See General Development of Business above.

Education
Education is conducted through Broadview Media’s wholly owned subsidiary, UCC, which is incorporated in the State of Utah and is a provider of private, post-secondary education. UCC is accredited to award diplomas and Associate in Applied Science degrees by the Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT). Located in West Jordan, Utah, UCC had approximately 641 students as of April 1, 2006, compared to 559 students as of April 1, 2005. We deliver education to students through traditional classroom settings as well as through online instruction. UCC operates out of three facilities at its single campus, including a newly expanded facility to facilitate the launching of the school’s nursing program. UCC is currently in the initial planning stages for expanding to a branch campus anticipated to be located in Layton, Utah, a northern suburb of Salt Lake City. At this initial stage, we anticipate leasing land and a building; however, specific terms have not been determined. The Company’s goal is to have a leased building and to have received approval for this second location to begin offering courses to students at this branch campus by as early as January 2007. The process for obtaining necessary regulatory approvals has just begun.
UCC offers at its present campus multiple career training courses including:
Paralegal
Legal Administration
Business Administration
Medical Assistant
Massage Therapy
Health & Exercise Science
Veterinary Technology
Health Information Technology
Nursing
Pharmacy Technology
Advertising & Design
UCC’s largest programs are its associates degrees in Nursing, in Veterinary Technology, and in Health & Exercise Science, and represented approximately 65% of the student population at March 31, 2006, compared to 65% at March 31, 2005. The programs and their percentage of the student population at March 31, 2006 and 2005 were:

Program	2006	2005
A.A.S. Veterinary Technology	38.8%	48.3%
A.A.S. Nursing	16.7%	0.0%
A.A.S. Health & Exercise Science	9.5%	16.7%
A.A.S. Medical Assistant	6.9%	8.2%
A.A.S. Paralegal Studies	5.0%	0.7%
Diploma Medical Assistant	4.8%	8.0%
A.A.S. Pharmacy Technology	4.1%	0.0%
A.A.S. Advertising & Design	3.7%	5.1%
A.A.S. Business Administration	3.3%	5.1%
A.A.S. Massage Therapy	2.0%	1.4%
Diploma Massage Therapy	1.3%	2.7%
Select Courses (non-degree)	1.3%	1.7%
Diploma Advertising & Design	1.1%	1.9%
Diploma Pharmacy Technology	1.1%	0.0%
A.A.S. Health Information Technology	0.2%	0.0%
Diploma Legal Administrative Assistant	0.2%	0.0%
A.A.S. Network Support	0.0%	0.2%

	100.0%	100.0%

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
Student Completion
We strive to help students complete their program of study through admissions screening, financial planning and student services. Programs of study are offered in the day and evening to meet the students’ scheduling needs. Our campus offers all programs at all times.
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
Student Placement
Although, like other post-secondary educational institutions, UCC does not guarantee job placement, UCC does, through placement personnel, provide job placement assistance for graduates. Our placement office maintains job website links and provides job hotline information. We also assist students in the preparation of resumés and in securing employment leads.
Markets and Distribution.
Media Production
The primary market for Media Production customers consists of lifestyle cable television networks and all major United States publishers. Media Production’s market includes diverse businesses that require our services to capture content on video or audio for numerous purposes, including commercials, archiving and radio. Media Production customers are located throughout the United States, although a majority is located in the north central portion of the United States. The market for educational products produced by Media Production includes all major United States publishers. Media Production uses its own internal sales force. Additionally, it uses an independent sales representative company for marketing of television shows.

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
Education
The post-secondary education industry is highly fragmented and competitive. The industry continues to consolidate, but no single institution claims a significant market share. UCC competes with traditional public and private two-year colleges and universities, other proprietary institutions, including those that offer online education programs, and alternatives to post-secondary education, such as immediate employment and military service. We believe that our school competes with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment. Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by our school due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. However, tuition at private, not-for-profit institutions is, on average, higher than the average tuition rates of our school. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.
Sources and Availability of Raw Materials. There are many available supply sources for raw materials for our Media Product business segment.
Dependence on One or a Few Customers.
Media Production
During FY06 and FY05, we derived approximately 30% and 40%, respectively, of Media Production revenues from two customers; HGTV 20% (34%) and McDougall Litell l0% (6%). HGTV accounted for 55% (41%) of the Company’s contract and trade receivables and estimated revenue in excess of billings on uncompleted contracts at March 31, 2006 (2005).

Education
Education receives substantial revenue from Title IV programs administered through the U.S. Department of Education. Any change in eligibility status of UCC to administer these programs would significantly affect Education’s operations. Under a provision of the Higher Education Act of 1965, as amended, commonly referred to as the “90/10 Rule”, UCC will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal years ended March 31, 2006 and 2005, UCC’s percentage under the 90/10 Rule was 75% and 78%, respectively.
Patents, Trademarks, Etc. The Registrant claims common law trademark rights in its name, Broadview Media, and its subsidiary’s name Utah Career College. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.
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

Types of Loan programs include:
Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DoE. Our school and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our school under the FFEL program are Stafford loans and PLUS loans.
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
Federal Grants. Title IV program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The DoE makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.
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
DoE Regulation of Federal Student Financial Aid Programs. To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by the DoE, and certified as eligible by the DoE. The DoE will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act of 1965 (HEA) and the DoE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DoE on an ongoing basis. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm.

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
Accrediting agencies also are responsible for overseeing educational institutions. Continued approval by an accrediting agency recognized by the DoE is necessary for an institution to maintain eligibility to participate in Title IV programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. UCC is accredited by the Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT). UCC’s accreditation by ACCSCT is scheduled for full review in connection with renewal in 2006. The renewal process recently commenced. If granted, the renewal is for a period of time within the discretion of the ACCSCT, but it typically is for a period between three and five years.
Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When an accrediting agency determines that a serious deficiency may exist, it may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. If UCC were to lose its accreditation, students attending UCC would not be eligible to participate in Title IV programs. UCC’s inability to participate in Title IV program funding could require us to close.

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
Legislative Action. The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV programs and annually determine the funding level for each Title IV program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student’s program of study, and make other technical changes. It is possible that Congress will not make further changes to the HEA during 2006 and, instead, extend current law, including the changes made as part of the deficit Reduction Act of 2005. If Congress does address reauthorization, there may be certain further legislative changes. However, at this time, we cannot determine the scope, content, or effect of such changes.
Student Loan Default Rates. An institution may lose eligibility to participate in some or all Title IV programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.
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

UCC has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. UCC has not had a FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for UCC for federal fiscal years 2004, 2003 and 2002. The 2005 rate has not yet been received.

	UCC Cohort Default Rates
	2004	2003	2002
Rate	15%	8.9%	5.1%
Financial Responsibility Standards. To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the DoE. The DoE evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and following a change of control of an institution. Additional detail regarding the DoE’s evaluation of UCC’s compliance subsequent to our acquisition of UCC is discussed below.
To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required funds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual financial statements. The DoE calculates an institution’s composite score, which may range from —1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the DoE’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the DoE in an amount equal to at least 50% of Title IV program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV program funds, including, in certain circumstances, receipt of Title IV program funds under an agreement other than the DoE’s standard advance funding arrangement.
Currently, our school is not required to post a letter of credit or accept other conditions on its participation in Title IV programs due to failure to satisfy the DoE’s financial responsibility standards. UCC’s composite score as of and for the year ended March 31, 2006, was 1.50 relative to a maximum score of 3.00. If, however, we fail to satisfy the DoE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected. UCC’s financial data used to calculate the composite score is UCC data on a combined basis and includes Media Production financial data.

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
Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the DoE finds the application to be materially complete, the DoE may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the DoE’s continued review of the transaction and certain other conditions. Subsequent to the DoE’s review of the complete application filed as a result of the transaction, the DoE will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the DoE. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds.
Our acquisition of UCC required review and recertification for our participation in Title IV programs. UCC filed a change in ownership application. The DoE found UCC’s application to be materially complete. Accordingly, the DoE generated a Temporary Program Participation Agreement allowing UCC’s students to continue receiving federal funding. The DoE granted a Temporary Program Participation Agreement to UCC on August 10, 2005. The DoE recertified UCC on a provisional basis through June 30, 2008 under our ownership. Because UCC was provisionally certified, UCC may be subject to adverse action for a material violation of Title IV program requirements, and UCC may not establish additional locations without prior approval from the DoE. Our expansion plans are based, in part, on our ability to add additional locations. We anticipate that the DoE will lift the provisional certification on July 1, 2008. Once recertified, UCC’s certification will be in effect for a period ranging from three to five years.

Compliance with “90/10 Rule.” Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal year ended March 31, 2006, UCC received $4,988,021 of Title IV funds and total eligible cash receipts of $6,615,470 resulting in a percentage of 75%. This compares to fiscal year ended March 31, 2005 in which UCC received $4,504,882 Title IV funds and total eligible cash receipts of $5,762,437 resulting in a percentage of 78%. Financial data used to calculate UCC 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.
Administrative Capability. DoE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things:
•	that we comply with all applicable federal student financial aid regulations;

•	that we have capable and sufficient personnel to administer the federal student financial aid program;

•	that we provide financial aid counseling to our students; and

•	that we submit all reports and financial statements required by the regulations.
Restrictions on Payment of Bonuses, Commissions or Other Incentives. An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the DoE published new regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the DoE has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the DoE has announced that it will no longer review and approve individual schools’ compensation plans. Although we cannot provide any assurances that the DoE will not find deficiencies in our compensation plans, we believe that our current compensation plans are in compliance with the HEA and the new regulations promulgated by the DoE.
Restrictions on Distance Education Programs. Under current law, an institution participating in Title IV programs must offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offers one half or more of its courses over telecommunication networks or by correspondence ceases to be eligible to participate in Title IV programs (the “50% Rule”). We believe that UCC’s online programs have been in compliance with this provision. The Deficit Reduction Act of 2005 has eliminated the 50% Rule, effective July 1, 2006.

Eligibility and Certification Procedures. Under the provisions of the HEA, an institution must apply to the DoE for continued certification to participate in Title IV programs at least every six years or when it undergoes a change of control, as discussed above. The DoE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV program funds. The DoE may withdraw an institution’s provisional certification without advance notice if the DoE determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain DoE approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features. Currently, UCC is on provisional certification with the DoE. We anticipate the DoE will lift the provisional certification July 1, 2008.
Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violation. UCC is subject to and, at any moment in time, is likely to have pending audits, compliance reviews, inquiries and investigations by the DoE and other state regulatory agencies, accrediting agencies, and other third parties that may allege violations of regulations, accreditation standards, or other regulatory requirements applicable to us. There are no current pending matters affecting UCC. The HEA also requires that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the DoE for review.
Research and Development.
Media Production.
The Registrant has not incurred any significant amounts in fiscal years 2006 and 2005 for research related to new products or services.
Education
Development of new course offerings by UCC is expensed as incurred and is not separately tracked and recorded in the Registrant’s financial statements.
Effect of Environmental Regulation. To management’s knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which the Registrant has had or is expected to have a material effect on the capital expenditures, earnings and competitive position of our business segments.
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
•
Failure of UCC to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our school.

•
Loss of UCC’s state authorization or its accreditation by ACCSCT would make it unable to offer educational programs, and students would be unable to participate in Title IV programs. Such penalties would likely require UCC to close its campuses.

•
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

•
UCC may lose its eligibility to participate in Title IV programs if its student loan default rates (its cohort default rates) are greater than the standards set by the DoE. If we were ineligible to participate in Title IV programs, this would have a material adverse effect on our business, financial condition, results of operations and cash flows, and we would likely have to close our campuses.

•
We may be required to post a letter of credit or accept other limitations to continue our school’s participation in Title IV programs if we or our school do not meet the DoE’s financial responsibility standards or if our school does not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.

•
We cannot open new schools or branch campuses of our existing school and our school cannot offer new programs if these new locations and program offerings are not timely approved by the DoE and state and accrediting regulators, as applicable. Also, our school may have to repay Title IV program funds disbursed to students enrolled at a new location or in a new program offering at an existing location if we do not obtain prior approval from the DoE and state and accrediting regulators, as applicable. UCC has Branch 1 level approval from ACCSCT for our proposed branch campus which allows us to establish a temporary admissions office for our proposed second location. UCC cannot receive DoE funds for students at our second campus until UCC receives Branch 2 level approval from ACCSCT, which will not occur until the second campus location opens. Accordingly, as we proceed, we will be offering courses prior to receiving the final Branch 2 level ACCSCT approval for our second campus, and Title IV funds may not be available. If Title IV funds are not available, students at our second campus would need to pay for courses themselves without the immediate availability of Title IV financial aid and this may impact students’ willingness to enroll.

•
We would lose our eligibility to participate in the Title IV programs if, on a cash accounting basis, our UCC business derived more than 90% of our revenue, as defined in accordance with applicable DoE regulations, for any fiscal year from Title IV programs.

•
If UCC fails to satisfy any of the DoE’s criteria for administrative capability, the DoE may require the repayment of Title IV program funds disbursed by UCC, require UCC to receive Title IV program funds under an agreement other than the DoE’s standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend or terminate the participation of UCC in Title IV programs.

•	If we were found to violate the standards related to payment of commissions, bonuses and other incentive payments, the DoE could subject us to monetary fines, penalties or other sanctions.

•
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

•
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

•	Adverse publicity from any claim, action, review or investigation could adversely affect our business.
Risks Related to Our Business Include:
•
Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

•	High interest rates could adversely affect our ability to attract and retain students because the cost of education may be unaffordable for students.

•
If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing school, our growth may be slowed and our profitability may be adversely affected. There can be no assurance that we will be able to establish additional campuses or be able to identify educational institutions that provide suitable acquisition opportunities or to acquire any such institutions on favorable terms. Furthermore, there can be no assurance that any acquired institutions can be successfully integrated into our operations or be operated profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management’s attention, assimilation of the operations and personnel of acquired companies, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities.

•
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

•
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

•	Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our school and programs among high school graduates and working adults.

•
We compete with a variety of educational institutions, and if we are unable to compete effectively, our student population and revenue could be adversely impacted. The post-secondary education market is highly fragmented and competitive. We compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools.

•
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

•
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
•
The trading price of our common stock may fluctuate substantially as a result of a number of factors, many of which are not in our control. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased. Some of these factors include:

•	Our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	Quarterly variations in our operating results;

•	Changes in the legal or regulatory environment in which we operate;

•	General conditions in the for-profit, post-secondary education industry, including changes in DoE and state laws and regulations and accreditation standards;

•	The initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including any adverse publicity related thereto;

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies in the for-profit, post-secondary education industry in recent periods;

•	The loss of key personnel; and

•	General economic conditions.
•
The stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY
The Registrant uses leased properties as follows:

Location	General Description	Lease Terms
4455 West 77th Street Minneapolis, Minnesota	20,000 square feet; office and production facility.	Lease expires June 30, 2015. See Notes to Consolidated Financial Statements.
1902 West 7800 South West Jordon Salt Lake City, Utah	17,500 square feet; office and education facility.	Lease expires January 7, 2020. See Notes to Consolidated Financial Statements.

Location	General Description	Lease Terms
1800 West 7800 South West Jordon Salt Lake City, Utah	16,800 square feet; office and education facility.	Lease expires June 30, 2019. See Notes to Consolidated Financial Statements.
142 E. Ontario Street Chicago, Illinois	7,500 square feet; office and production facility.	Lease expires May 31, 2012. See Notes to Consolidated Financial Statements.
In July 2005, the Registrant extended its lease at 4455 West 77th Street, Minneapolis, MN with Lindue LLC, a company owned by a former member of the Registrant’s board of directors, for an additional 10 years. Monthly rent is $12,154 through June 30, 2006, at which time it will increase to $12,397 and increases yearly by 2% until June 30, 2015.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Registrant’s shareholders during the fourth quarter of the Registrant’s 2006 fiscal year.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
A portion of the information required by Item 5 is incorporated herein by reference to the section labeled “Financial Review — Market Prices” which appears in the Registrant’s 2006 Annual Report to Shareholders.
On March 30, 2005, the Company sold to Terry Myhre, its Chairman and Chief Executive Officer, 500,000 units, at a price of $1.25 per unit, for a total amount of $625,000. Each unit consisted of one share of Series B preferred stock of the Company and detachable warrants to purchase two shares of common stock at an exercise price of $1.25 per share. Each share of Series B preferred stock is convertible into one share of the Company’s common stock. In addition, in March 2005 Mr. Myhre exercised 350,000 common stock purchase warrants (acquired in March 2003) at an exercise price of $1.25 per share or a total of $437,500 and in March 2006, Mr. Myhre exercised 350,000 common stock purchase warrants (acquired in March 2005) at an exercise price of $1.25 per share or a total of $437,500. The securities were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation D adopted pursuant to the Act.
On July 1, 2005, the Company completed its acquisition of C Square Educational Enterprises (d/b/a Utah Career College), and to so, we exchanged 5,000,000 shares of the Company’s common stock for all of the outstanding common stock of C Square Educational Enterprises. Of the 5,000,000 shares of Company common stock issued to the owners of C Square Educational Enterprises (d/b/a Utah Career College), in exchange for all of the outstanding common stock of C Square Educational Enterprises, we issued 3,403,750 shares to Terry Myhre, the majority owner of C Square Educational Enterprises. The 5,000,000 shares were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Act.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The information required by Item 6 is incorporated herein by reference to the section labeled “Management’s Discussion and Analysis” which appears in the Registrant’s 2006 Annual Report to Shareholders.
ITEM 7. FINANCIAL STATEMENTS
The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors’ Report thereon which appears in the Registrant’s 2006 Annual Report to Shareholders.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements, due to error or fraud may occur and may not be detected.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
Not applicable.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT
The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

		Present Position(s)
Name of		with
Executive Officer	Age	Registrant	Business Experience
Terry Myhre	61	Chief Executive Officer, Chairman of Board of Directors	Chairman of the Board and CEO of the Registrant since January 2004; President and owner of Minnesota School of Business since 1988; President and co-owner of Globe Business College since 1972; President, CEO and co-owner of Utah Career College since 1998.
Mark “Red” White	52	Chief Operating Officer	Chief Operating Officer of the Registrant since July 17, 2003; Director of Operations of the Registrant since April 1999. Mr. White has 30 years of experience in the entertainment (film, video and music) industry.
H. Michael Blair	61	Chief Financial Officer	CFO of Registrant since October 1, 2001. Independent CPA and business consultant since May 2000. CFO, United Market Services, Inc., a livestock marketing firm, 1989-2000.
There are no family relationships among any of the Registrant’s directors or executive officers.
The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled “Election of Directors,” the information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance,” and the information relating to Code of Ethics is incorporated herein by reference to the section “Code of Ethics,” which sections appear in the Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s 2006 fiscal year end in connection with the Registrant’s 2006 Annual Meeting of Shareholders. The Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.
ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
The following table provides information as of March 31, 2006 about the Registrant’s equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	254,280
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	254,280
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 is incorporated herein by reference to the sections labeled “Election of Directors” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.
ITEM 13. EXHIBITS
(a) Exhibits. See “Exhibit Index” on page following signatures.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2006 Annual Report to Shareholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVIEW MEDIA, INC.
(the “Registrant”)

By:	/s/ Mark “Red” White

Mark “Red” White, Chief Operating Officer

Date:	April 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry L. Myhre Terry L. Myhre	Chairman and CEO (principal executive officer)	April 13, 2007

/s/ Mark “Red” White Mark “Red” White	COO	April 13, 2007

/s/ H. Michael Blair H. Michael Blair	CFO (principal financial officer and principal accounting officer)	April 13, 2007

/s/ Thomas C. Tucker Thomas C. Tucker	Director	April 13, 2007

/s/ Richard W. Letsche Richard W. Letsche	Director	April 13, 2007

/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	April 13, 2007

/s/ Nels Johnson Nels Johnson	Director	April 13, 2007

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

BROADVIEW MEDIA, INC.
(Commission File Number: 0-8505)

E X H I B I T I N D E X
For
Form 10-KSB for 2006 fiscal year

Exhibit
2.1	Stock Exchange Agreement between the Registrant and C Square Educational Enterprises dated July 1, 2005 —incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005.*
3.1	Registrant’s Restated Articles of Incorporation, as amended to date — incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report for fiscal year ended March 31, 2005 on Form 10-KSB filed June 24, 2005.*
3.2	Registrant’s Restated Bylaws, as amended to date—incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*
4.1	Rights Agreement dated as of July 31, 1998 between the Registrant and American Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:
A.	Certificate of Designation of Series A Preferred Stock of Broadview Media, Inc.

B.
Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Broadview Media, Inc., shall represent the Rights prior to the Distribution Date.

C.	Form of Right Certificate
— incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A Registration Statement filed September 4, 1998*

10.1	Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago, Illinois—incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*
10.3	1993 Stock Option Plan and form of option agreements—incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*#
10.4	Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN—incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

1

Exhibit
10.5	Notice to Extend Lease, dated January 3, 2000, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN—incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001*
10.6	Third Amendment to lease dated January 22, 2002, by and between American Osteopathic Association, an Illinois not-for-profit corporation, and the Registrant for premises at 142 Ontario Street, Chicago, Illinois—incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002*
10.7	Securities Purchase Agreement dated March 25, 2003, by and between Broadview Media, Inc. and Terry Myhre—incorporated by reference to Exhibit 1 to Schedule 13D filed by Terry Myhre on May 9, 2003*
10.8	Registration Rights Agreement dated March 25, 2003, by and between Broadview Media, Inc. and Terry Myhre, Buyer—incorporated by reference to Exhibit 2 to Schedule 13D filed by Terry Myhre on May 9, 2003*
10.9	Common Stock Purchase Warrant dated March 25, 2003, granted by Broadview Media, Inc. to Terry Myhre—incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003*
10.10	Common Stock Purchase Warrants dated March 30, 2005, as issued by Broadview Media, Inc. to Terry L. Myhre—incorporated by reference to Exhibit 6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*
10.11	Line of Credit Authorization and related Promissory Note dated May 27, 2004, by and between the Registrant and Terry L. Myhre — incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report 10-KSB for the fiscal year ended March 31, 2005.*
10.12	Line of Credit Authorization and related Promissory Note dated March 30, 2005, by and between the Registrant and Terry L. Myhre — incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report 10-KSB for the fiscal year ended March 31, 2005.*
10.13	Investment Representation Letter and Subscription Agreement dated March 30,2005, by and between the Registrant and Terry L. Myhre—incorporated by reference to Exhibit 5 to Schedule 13D filed by Terry Myhre on June 14, 2005.*
10.14	Promissory Note dated December 30, 2004, between the Registrant and H. Michael Blair — incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report 10-KSB for the fiscal year ended March 31, 2005.*
10.15	Lease Agreement dated October 1, 2002, and amended June 1, 2004, and July 1, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*.

2

Exhibit
10.16	Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*
10.17	Lease amendment dated July 6, 2005, for extension of the lease between Lindue, LLC and the Registrant covering property at 4455 West 77th Street, Minneapolis, MN — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*
10.18	Third Party Contract/Rental Agreement dated April 2, 2004, between the Registrant and Minnesota School of Business.**
10.19	Description of oral administrative, accounting and consulting services agreement between Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.#
10.20	Description of oral video production agreement between the Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.
10.21	Line of Credit Authorization and related Promissory Note dated December 18, 2003, by and between the Registrant, Terry L. Myhre and Associated Bank.**
10.22	Promissory Note dated June 30, 2005, between the Registrant and H. Michael Blair.**
10.23	Term Note dated December 18, 2003, by and between the Registrant, Terry L. Myhre and Associated Bank.**
13	Annual Report to Shareholders. The portions of the Registrant’s 2006 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference**
14	Code of Ethics-incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2004.*
21	Subsidiary of the Registrant

Name	State of Incorporation
Broadview Media/Chicago, Inc.	Minnesota
C-Square Educational Enterprises	Utah

23.1	Consent. Consent of Lurie Besikof Lapidus & Company, LLP**
23.2	Consent. Consent of Jerry Wagness, CPA**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

3