Form 10QSB/A
period 2006-06-30
BROADVIEW INSTITUTE INC
filed 2007-04-13
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB/A
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
JUNE 30, 2006
Commission File Number
0-8508
BROADVIEW MEDIA, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41-0641789 (IRS Employer Identification Number)

4455 West 77th Street Minneapolis, MN (Address of Principal Executive Offices)	55435 (Zip Code)
Issuer’s telephone number including Area Code: 952-835-4455
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 of Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
8,108,252 shares of $.01 par value common stock were outstanding at August 4, 2006.
Transitional Small Business Disclosure Format (Check One):
Yes ☐          No ☑

Purpose of Amendment
The purpose of this amendment is to reclassify certain costs and expenses in the statements of operations to more clearly portray the operating performance of the Company. These reclassifications did not affect previously reported stockholders’ equity, net income (loss), or cash flows. Accordingly, all related financial information and disclosures throughout this filing have also been revised to reflect these reclassifications.
BROADVIEW MEDIA, INC.
AND SUBSIDIARIES
INDEX
FORM 10-QSB/A
June 30, 2006

Part I-Financial Information
Item 1. Condensed Consolidated Financial Statements
Broadview Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$562,825	$334,903
Receivables, less allowance for doubtful accounts of $15,200 and $29,600, respectively	372,120	420,608
Estimated revenue in excess of billings on uncompleted contracts	425,925	538,634
Inventories	174,837	226,257
Other	106,318	52,645

Total Current Assets	1,642,025	1,573,047
Property and Equipment, net	1,286,339	1,335,153
Deposits and Investment	122,222	122,222
Goodwill	622,016	622,016

	$3,672,602	$3,652,438

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term and short-term debt	$285,220	$213,847
Accounts payable	207,623	340,887
Commissions, salaries and withholdings payable	35,275	79,221
Accrued expenses	72,182	56,590
Student credit balances	1,248	24,567
Deferred gain from sale of building	—	4,047

Total Current Liabilities	601,548	719,159

Long-Term Debt, less current maturities	423,675	475,891

Stockholders’ Equity
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 10,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(1,296,357)	(1,486,348)

	2,647,379	2,457,388

	$3,672,602	$3,652,438

See notes to condensed consolidated financial statements.

Broadview Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$2,644,178	$2,345,046

Operating Expenses:
Media Production Products and Services Sold	506,767	686,142
Educational Services and Facilities Expense	1,315,951	1,168,768
Selling, General and Administrative Expense	613,208	762,344
Acquisition Costs	—	106,462

Total Operating Expenses	2,435,926	2,723,716

Operating Income (Loss)	208,252	(378,670)
Interest Expense	18,261	15,403

Income (Loss) before Income Taxes	189,991	(394,073)
Provision for Income Taxes	—	1,300

Net Income (Loss)	$189,991	$(395,373)

Basic and Diluted Income (Loss) Available to Common Stockholders:
Net Income (Loss)	$189,991	$(395,373)
Less Cumulative Preferred Stock Dividends	7,500	7,500

Net Income (Loss) Available to Common Stockholders	$182,491	$(402,873)

Basic Income (Loss) Per Common Share	$.02	$(.05)

Diluted Income (Loss) Per Common Share	$.02	$(.05)

See notes to condensed consolidated financial statements.

Broadview Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Operating Activities
Net income (loss)	$189,991	$(395,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,900	63,608
Deferred gain from sale of building	(4,047)	(4,047)
Changes in operating assets and liabilities:
Receivables and estimated revenue in excess of billings on uncompleted contracts	161,197	(45,187)
Inventories	51,420	(9,302)
Other assets	13,142	105,258
Accounts payable and accrued liabilities	(184,937)	396,567

Net cash provided by operating activities	293,666	111,524

Investing Activities
Purchases of property and equipment	(18,086)	(323,873)

Net cash used by investing activities	(18,086)	(323,873)

Financing Activities
Net proceeds from line of credit	—	275,000
Payments on long-term and short-term debt	(47,658)	(71,081)
Proceeds from related party debt	—	150,000

Net cash provided (used) by financing activities	(47,658)	353,919

Increase in Cash and Cash Equivalents	227,922	141,570
Cash and Cash Equivalents at Beginning of Period	334,903	643,010

Cash and Cash Equivalents at End of Period	$562,825	$784,580

See notes to condensed consolidated financial statements.

BROADVIEW MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Broadview Media, Inc. and Subsidiaries (collectively “the Company”) as of June 30, 2006 and the three months ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of June 30, 2006, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The March 31, 2006 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Media, Inc and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2006 included in its Form 10-KSB.
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
Certain costs and expenses in the statements of operations have been reclassified to more clearly portray the operating performance of the Company. These reclassifications did not affect previously reported stockholder’s equity, net loss, or cash flows.
2. Business Segments
The Company is engaged in two business segments, Media Production (Broadview Media) and Education (UCC). Segment information is as follows:

	Three Months Ended
	June 30,
	2006	2005
Revenues
Media Production	$445,844	$708,032
Education	2,198,334	1,637,014

Total Revenues	$2,644,178	$2,345,046

Operating Income (Loss)
Media Production	$(239,691)	$(382,186)
Education	447,943	3,516

Total Operating Income (Loss)	$208,252	$(378,670)

2. Business Segments — (continued)

	Three Months Ended
	June 30,
	2006	2005
Depreciation Expense
Media Production	$39,900	$48,000
Education	27,000	15,608

Total Depreciation Expense	$66,900	$63,608

Interest Expense
Media Production	$18,261	$15,403
Education	—	—

Total Interest Expense	$18,261	$15,403

	June 30,	March 31,
	2006	2006
Total Assets
Media Production	$2,080,146	$1,593,423
Education	1,592,456	2,059,015

Total Assets	$3,672,602	$3,652,438

3. Financing Facilities
In December 2003, the Company and Terry Myhre, the current Chairman and Chief Executive Officer (CEO), shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,137 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2007 and interest on both facilities is at the bank’s prime rate (8.25% on June 30, 2006) plus 1%. The loans are collateralized by all the Company’s assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At June 30, 2006, the outstanding balance on the note and the line of credit were $327,199 and $0, respectively.
The Company had a $1,000,000 unsecured line of credit with the current CEO at an annual interest rate of 5.5% and expiring December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007. As of June 30, 2006, there were no outstanding borrowings under this line of credit.
In addition, the Company’s CFO loaned the Company $150,000, bearing interest at 5.5%, during the three months ended June 30, 2005. The loan was repaid in the subsequent quarter.

4. Income (Loss) Per Common Share
The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended
	June 30,
	2006	2005
Weighted-average number of common shares used in basic EPS	8,108,252	7,720,747
Weighted-average number of common shares used in diluted EPS	8,912,808	7,720,747
Preferred stock Series B, and warrants to purchase 700,000 shares of common stock, were dilutive for the three-month period ended June 30, 2006; the preferred stock and warrants were antidilutive for the three-month period ended June 30, 2005.
5. Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Options issued to non-employees were accounted for as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
No share-based compensation expense is reflected in the consolidated statement of operations for the three months ended June 30, 2006 and 2005. At June 30, 2006 and 2005, there were no options outstanding and none were granted, vested or forfeited during the three-month periods then ended.
6. Stockholders’ Equity
At June 30, 2006 and March 31, 2006, cumulative preferred stock dividends in arrears were $37,500 ($.08 per preferred share) and $30,000 ($.06 per preferred share), respectively.
7. Related Party Transactions
In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company’s CEO, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. In the three months ended June 30, 2006 and 2005, the Company billed MSB $53,000 and $18,000, respectively. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. In the three months ended June 30, 2006 and 2005, the Company expensed $30,000 and $150,000, respectively, for services from MSB. The charge for the three months ended June 30, 2005 of $150,000 related to UCC prior to Broadview’s acquisition.

A portion of UCC revenues is from students who received financial aid from Myhre Investments, LLC, an entity owned by the Company’s Chairman and CEO. As of June 30, 2006, Myhre Investments, LLC had $576,253 of loans outstanding to UCC students.
8. Investment
In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method. In addition, the Company agreed to provide $100,000 of production credits for using the Company’s production facilities and equipment. Significantly all credits remained unused at June 30, 2006.
9. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Three Months Ended
	June 30,
	2006	2005
Cash paid for interest	$18,261	$15,403
Non-cash investing and financing activities:
Prepaid insurance paid by short-term debt	101,705	108,767
Fees related to the UCC acquisition included in trade payables	—	25,001
Common stock issued to acquire UCC	—	1,695,715
Item 2. Management’s Discussion and Analysis or Plan of Operation
Description of Business
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
For Education, registration fees, book sales, vending income and other miscellaneous income are recognized at the time of the transaction. Tuition and lab fees are recognized when earned as the course progresses. Receivables represent unpaid tuition revenue at the end of the reporting period. Part of the Education revenue relates to funds received from Title IV funds for students’ financial aid as well as funds received from other financial aid sources.
Receivables
Receivables consist of contract and trade receivables for Media Production and tuition receivables for Education.
For contract and trade receivables, the Company’s allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off only after collection efforts are exhausted. The Company does not require receivables to be collateralized.
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
Management believes that inflation will not have a significant impact on the Company’s business.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
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
MEDIA PRODUCTION PRODUCTS AND SERVICES SOLD
Cost of media production and services sold for the three months ended June 30, 2006 totaled $506,767 compared to $686,142 for the corresponding period of the prior year. This decrease of $179,375 or 26.1% was primarily the result of decreased media production revenues.
EDUCATIONAL SERVICES AND FACILITIES EXPENSE
Educational services and facilities expense for the three months ended June 30, 2006 totaled $1,315,951 compared to $1,168,768 for the corresponding period of the prior year. This increase of $147,183 or 12.6% was primarily the result of increased salaries and textbook expense on the increased volume.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 2006 totaled $613,208 compared to $762,344 for the corresponding period of the prior year, a decrease of $149,136 or 19.6%. The decrease attributed to Broadview Media was $118,846 and the decrease at UCC was $30,290. Higher salaries at UCC were offset by a $120,000 reduction in management fee expense for services rendered by MSB.
OPERATING INCOME
Operating income for the three months ended June 30, 2006 totaled $208,252 compared to a net loss of $378,670 for the corresponding period of the prior year, an increase of $586,922. Media Production loss of $239,691 compares to a loss of $382,186, a decreased loss of $142,495, reflecting reduced costs on the lower revenue volume. Education operating income of $447,943 compares to $3,516 for the corresponding period of the prior year, mostly reflecting increased revenues.

INTEREST EXPENSE
Interest expense for the three months ended June 30, 2006 totaled $18,261 compared to $15,403 in the corresponding period of the prior year, an increase of $2,858, or 18.6%. The increase was the result of increased debt and the increased prime rate.
INCOME TAX EXPENSE
Income tax expense for the three months ended June 30, 2006 totaled $0 compared to $1,300 in the corresponding period of the prior year. No tax provision was recorded for the three months ended June 30, 2006 reflecting the Company’s utilization of its income tax net operating loss carryforwards. The income tax provision for the three months ended June 30, 2005 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management’s uncertainty that the deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.
FORWARD LOOKING INFORMATION
This section contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “envision,” “plan,” or “continue.” These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of the integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.
Item 3. Controls and Procedures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II — Other Information;
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 6. Exhibits and Reports on Form 8-K
a)	Exhibits See Exhibit Index following signature page

b)	Reports on Form 8-K
On June 29, 2006, the Company filed a Form 8-K under Item 2 “Results of Operations and Financial Condition” announcing its fourth quarter and fiscal year financial results for the fiscal year ended March 31, 2006.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
April 13, 2007	Broadview Media, Inc.
(Registrant)

	By:	/s/Terry Myhre

Terry Myhre, Chief Executive Officer

	And:	/s/H. Michael Blair

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