Form 10QSB/A
period 2006-09-30
BROADVIEW INSTITUTE INC
filed 2007-04-13
CIK 73048

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
INDEX
FORM 10-QSB/A
September 30, 2006

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$621,057	$334,903
Receivables, less allowance for doubtful accounts of $20,400 and $29,600, respectively	345,750	420,608
Estimated revenue in excess of billings on uncompleted contracts	384,748	538,634
Inventories	169,025	226,257
Other	95,162	52,645

Total Current Assets	1,615,742	1,573,047
Property and Equipment, net	1,243,780	1,335,153
Deposits and Investment	123,189	122,222
Goodwill	622,016	622,016

	$3,604,727	$3,652,438

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term and short-term debt	$520,670	$213,847
Accounts payable	242,343	340,887
Commissions, salaries and withholdings payable	56,682	79,221
Accrued expenses	65,283	56,590
Student credit balances	35,650	24,567
Deferred gain from sale of building	—	4,047

Total Current Liabilities	920,628	719,159

Long-Term Debt, less current maturities	110,888	475,891

Stockholders’ Equity
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(1,370,525)	(1,486,348)

	2,573,211	2,457,388

	$3,604,727	$3,652,438

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,216,279	$2,593,043	$4,860,457	$4,938,089

Operating Expenses:
Media Production Products and Services Sold	409,907	1,035,504	916,674	1,721,646
Educational Services and Facilities Expense	1,210,947	999,785	2,526,898	2,168,553
Selling, General and Administrative Expense	658,837	670,224	1,272,045	1,432,568
Acquisition Costs	—	—	—	106,462

Total Operating Expenses	2,279,691	2,705,513	4,715,617	5,429,229
Operating Income (Loss)	(63,412)	(112,470)	144,840	(491,140)

Other Income (Expense)
Interest Expense	(16,000)	(22,741)	(34,261)	(38,144)
Interest Income	5,244	—	5,244	—

Total Other Expense	(10,756)	(22,741)	(29,017)	(38,144)

Income (Loss) before Income Taxes	(74,168)	(135,211)	115,823	(529,284)
Provision for Income Taxes	—	—	—	1,300

Net Income (Loss)	$(74,168)	$(135,211)	$115,823	$(530,584)

Basic and Diluted Income (Loss) Available to Common Stockholders:
Net Income (Loss)	$(74,168)	$(135,211)	$115,823	$(530,584)
Less Cumulative Preferred Stock Dividends	(7,500)	(7,500)	(15,000)	(15,000)

Net Income (Loss) Available to Common Stockholders	$(81,668)	$(142,711)	$100,823	$(545,584)

Basic Income (Loss) Per Common Share	$(.01)	$(.02)	$.01	$(.07)

Diluted Income (Loss) Per Common Share	$(.01)	$(.02)	$.01	$(.07)

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Operating Activities
Net income (loss)	$115,823	$(530,584)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	133,800	129,609
Deferred gain from sale of building	(4,047)	(4,047)
Changes in operating assets and liabilities:
Receivables and estimated revenue in excess of billings on uncompleted contracts	228,744	(352,326)
Inventories	57,232	(43,135)
Other assets	58,221	302,025
Accounts payable and accrued liabilities	(101,307)	231,591

Net cash provided (used) by operating activities	488,466	(266,867)

Investing Activities
Purchases of property and equipment	(42,427)	(468,850)
Purchase of investment	—	(25,000)

Net cash used by investing activities	(42,427)	(493,850)

Financing Activities
Net proceeds from line of credit	—	300,000
Payments on long-term and short-term debt	(159,885)	(298,193)
Proceeds from related party debt	—	250,000
Proceeds from stock options and warrants exercised	—	50,001

Net cash provided (used) by financing activities	(159,885)	301,808

Increase (Decrease) in Cash and Cash Equivalents	286,154	(458,909)
Cash and Cash Equivalents at Beginning of Period	334,903	643,010

Cash and Cash Equivalents at End of Period	$621,057	$184,101

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. (formerly know as Broadview Media, Inc.) and Subsidiaries (collectively “the Company”) as of September 30, 2006 and the three and six months ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of September 30, 2006, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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
Certain costs and expenses in the statements of operations have been reclassified to more clearly portray the operating performance of the Company. These reclassifications did not affect previously reported stockholder’s equity, net income (loss), or cash flows.
2. Business Segments
The Company is engaged in two business segments, Media Production and Education. Segment information is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Media Production	$369,574	$1,137,699	$815,418	$1,845,731
Education	1,846,705	1,455,344	4,045,039	3,092,358

Revenues	$2,216,279	$2,593,043	$4,860,457	$4,938,089

Net Income (Loss)
Media Production	$(242,887)	$(227,372)	$(500,839)	$(624,961)
Education	168,719	92,161	616,662	94,377

Net Income (Loss)	$(74,168)	$(135,211)	$115,823	$(530,584)

2. Business Segments — (continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Depreciation Expense
Media Production	$39,900	$48,000	$79,800	$96,000
Education	27,000	18,001	54,000	33,609

Total Depreciation Expense	$66,900	$66,001	$133,800	$129,609

Interest Expense
Media Production	$16,000	$22,741	$34,261	$38,144
Education	—	—	—	—

Total Interest Expense	$16,000	$22,741	$34,261	$38,144

	September 30,	March 31,
	2006	2006
Total Assets
Media Production	$1,907,589	$1,593,423
Education	1,697,138	2,059,015

Total Assets	$3,604,727	$3,652,438

3. Financing Facilities
In December 2003, the Company and Terry Myhre, the Chairman and Chief Executive Officer (CEO), shareholder and director, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note requires monthly payments of $7,137 in principal and interest, with the remaining balance due on the expiration date. Both the note and line of credit are due on July 31, 2007 and interest on both facilities is at the bank’s prime rate (8.25% on September 30, 2006) plus 1%. The loans are collateralized by all the Company’s assets, and contain certain compliance covenants, along with certain restrictions that prohibit the current CEO from personally borrowing funds under these facilities. At September 30, 2006, the outstanding balance on the note and the line of credit were $313,326 and $0, respectively.
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

4. Income (Loss) Per Common Share
The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average number of common shares used in basic EPS	8,108,252	7,746,837	8,108,252	7,733,864
Weighted-average number of common shares used in diluted EPS	8,108,252	7,746,837	8,392,654	7,733,864
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
6. Stockholders’ Equity
At September 30, 2006 and March 31, 2006, cumulative preferred stock dividends in arrears were $45,000 ($.09 per preferred share) and $30,000 ($.06 per preferred share), respectively.

7. Related Party Transactions
In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company’s CEO, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three month and six month periods ended September 30, 2006, the Company billed MSB $33,000 and $86,000, respectively, for these services. For the three month and six month periods ended September 30, 2005, the Company billed MSB $14,000 and $32,000, respectively, for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three and six month periods ended September 30, 2006, the Company expensed $60,000 and $90,000, respectively, for services from MSB. For the three and six month periods ended September 30, 2005, the Company expensed $30,000 and $180,000, respectively, for services from MSB. The charge for the six months ended June 30, 2005 included $150,000 related to UCC prior to Broadview’s acquisition.
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
9. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Six Months Ended
	September 30,
	2006	2005
Cash paid for interest	$34,261	$15,405
Non-cash investing and financing activities:
Prepaid insurance paid by short-term debt	101,705	108,767
Property and equipment acquired with long-term debt	—	289,090
Common stock issued to acquire UCC	—	1,695,715

10. Subsequent Event
On November 1, 2006, the decision was made that Broadview Institute, Inc. would close its Chicago facility on November 30, 2006. The Chicago facility is used in the Company’s Media Production business. The closing of the Chicago facility is part of the Company’s transition and plan to refocus the Company on its Education business. The Company will relocate the equipment currently used in its Chicago facility to its Minneapolis facility. As a result of the closing, the Company will incur charges, resulting in cash expenditures, relating primarily to the remaining term of the Chicago facility lease. The estimated aggregate lease cost for the remaining lease term of the Chicago facility is $600,000, which is subject to possible reduction if the Company is successful in negotiating an early termination of the lease with the landlord, a possible sublease or an assignment to another party. The net charges related to the termination of the lease are expected to be recorded in the fiscal quarter ended December 31, 2006 when the Company vacates the facility, including recognizing the remaining lease costs in excess of estimated sublease income if applicable. Lease payments will be made in accordance with the terms of the lease and/or any related agreement reducing the aggregate lease cost. Additional charges of approximately $50,000 related to employee terminations are also expected to be incurred, including the related cash expenditure, in the fiscal quarter ended December 31, 2006.
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
RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
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
MEDIA PRODUCTION PRODUCTS AND SERVICES SOLD
Cost of products and services sold for the three months ended September 30, 2006 totaled $409,907 compared to $1,035,504 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $625,597 or 60.4% was primarily the result of decreased media production revenues, reflecting non renewal of an entertainment production cable series.
EDUCATIONAL SERVICES AND FACILITIES EXPENSE
Educational services and facilities expense for the three months ended September 30, 2006 totaled $1,210,947 compared to $999,785 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $211,162 or 21.1% was primarily the result of increased salaries and textbook expense on the increased volume.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2006 totaled $658,837 compared to $670,224 for the corresponding period of the prior year, a decrease of $11,387 or 1.7%. The decrease is attributed to higher salaries and advertising at UCC offset by reduced salaries at Broadview Media.
OPERATING INCOME
Operating loss for the three months ended September 30, 2006 totaled $63,412 compared to an operating loss of $112,470 for the corresponding period of the prior year, an improvement of $49,058. Media Production loss of $226,887 compares to a loss of $204,631, an increased loss of $22,257, reflecting reduced costs on the lower revenue volume. Education operating income of $163,475 compares to income of $92,161 for the corresponding period of the prior year, mostly reflecting higher revenues, offset by increased salary expense.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2006 totaled $16,000 compared to $22,741 in the corresponding period of the prior year, a decrease of $6,741, or 29.6%. The decrease was the result of decreased debt, offset by the increased prime rate.
INCOME TAX EXPENSE
No deferred tax benefit was recorded for the three months ended September 30, 2006 and 2005 due to management’s uncertainty that deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.

RESULTS OF OPERATIONS — SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
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
MEDIA PRODUCTION PRODUCTS AND SERVICES SOLD
Cost of media production products and services sold for the six months ended September 30, 2006 totaled $916,674 compared to $1,721,646 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $804,972 or 46.8% was primarily the result of decreased media production revenues, reflecting non renewal of an entertainment production cable series.
EDUCATIONAL SERVICES AND FACILITIES EXPENSE
Educational services and facilities expense for the six months ended September 30, 2006 totaled $2,526,898 compared to $2,168,553 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $358,345 or 16.5% was primarily the result of increased salaries and textbook expense on the increased volume.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2006 totaled $1,272,045 compared to $1,432,568 for the corresponding period of the prior year, a decrease of $160,523, or 11.2%. The decrease is attributed to reduced salaries at Broadview Media and lower management fees at UCC.
ACQUISITION COSTS
Acquisition Costs are related to the acquisition of C Square Educational Enterprises on July 1, 2005.
OPERATING INCOME
Operating income for the six months ended September 30, 2006 totaled $144,840 compared to a loss of $491,140 for the corresponding period of the prior year, an increase of $635,980. Media Production loss of $466,579 compares to a loss of $586,817, a decreased loss of $120,776, reflecting reduced costs on the lower revenue volume. Education operating income of $611,419 compares to $95,677, an increase of $515,742 for the corresponding period of the prior year, mostly reflecting higher revenues.
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

INCOME TAX EXPENSE
Income tax expense for the six months ended September 30, 2006 totaled $0 compared to $1,300 in the corresponding period of the prior year. No tax provision was recorded for the six months ended September 30, 2006 reflecting the Company’s utilization of its income tax net operating loss carryforwards. The income tax provision for the six months ended September 30, 2005 was attributable to UCC, which at the time was a separate company. No deferred tax benefit has been recorded due to management’s uncertainty that the deferred tax assets, consisting primarily of income tax net operating loss carryforwards, will be realized.
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

Part II — Other Information
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company’s shareholders was held on August 9, 2006.

(b)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

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

(d)	Approval of an amendment to the Articles of Incorporation to change the Company’s name to Broadview Institute, Inc. was approved with 8,063,891 voting for, 7,308 opposed and 5,093 abstaining.

(e)	Approval of the adoption of the Company’s 2006 Equity Incentive Plan was approved with 6,988,623 voting for, 49,580 opposed and 4,398 abstaining.
Item 6. Exhibits and Reports on Form 8-K
a)	Exhibits See Exhibit Index following signature page
b)	Reports on Form 8-K
On August 14, 2006, the Company filed a Form 8-K under Item 2 “Results of Operations and Financial Condition” announcing its first quarter financial results for the fiscal year ended March 31, 2007.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
April 13, 2007	Broadview Institute, Inc.
(Registrant)

	By:	/s/Terry Myhre

Terry Myhre, Chief Executive Officer

	And:	/s/H. Michael Blair

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