Form 10KSB
period 2007-03-31
BROADVIEW INSTITUTE INC
filed 2007-06-15
CIK 73048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007	Commission File Number: 0-8505
BROADVIEW INSTITUTE, INC.
(Name of Small Business Issuer in its Charter)

Minnesota	41-0641789
(State of incorporation)	(I.R.S. Employer Identification No.)
4455 West 77th Street
Minneapolis, Minnesota 55435
(Address of principal executive offices) (Zip Code)
Telephone Number: 952-835-4455

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended March 31, 2007 were $9,159,804.
The aggregate market value of the common stock held by non-affiliates based upon the closing sale price of the registrant’s common stock as of June 7, 2007 was approximately $3,254,257.
Shares of $.01 par value common stock outstanding at June 7, 2007: 8,108,252

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended March 31, 2007 are incorporated by reference into Part II.
2. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Introduction
Broadview Institute, Inc. and its subsidiaries, Broadview Media/Chicago, Inc. and C Square Educational Enterprises, are referred to herein as “we”, the “Registrant” or the “Company” unless the context indicates otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
General Development of Business.
Broadview Institute, Inc., a Minnesota corporation, was incorporated in 1945 and began its current business operations in 1970.
On March 31, 2000 the name of the Registrant was changed from Northwest Teleproductions, Inc. to Broadview Media, Inc. On August 9, 2006, the name of the Registrant was changed to Broadview Institute, Inc.
In March 2003, Minnesota businessman Terry Myhre invested in the Company, became its single largest shareholder and also was elected to the Company’s Board of Directors. Mr. Myhre owns or has the controlling interest in the Minnesota School of Business (MSB) and Globe University, which are privately-owned, post-secondary schools offering career-focused training. MSB has seven campuses located in Richfield, Blaine, Shakopee, Plymouth, Rochester, St. Cloud and Brooklyn Center, Minnesota. Globe University is located in Oakdale, Minnesota. MSB and Globe University have been educating students for more than one hundred years and currently have a combined enrollment of 4,500 students. In addition, Mr. Myhre has interests in the following specialty education schools: Truck America Training, Minnesota School of Cosmetology, Institute of Production and Recording, and Duluth Business University.
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
In May 2004, the Company entered into a strategic relationship with MSB, a company owned by Mr. Myhre, to offer digital video courses at the Company’s Minneapolis facility. Under the terms of our ongoing relationship with MSB, we provide equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Our agreement with MSB is terminable by either party upon reasonable notice. The digital video based courses offered by MSB are intended to provide students instruction in an apprenticeship environment within a for profit business. Some of the courses, as part of the Associate in Applied Science Degree Program Digital Video and Media Production, that MSB offers are video production, camera operations, sound for video, video after effects, video lighting and sound, and video editing. The payment terms under our agreement with MSB include a quarterly charge per student at rates which the Company would receive in an arm’s-length transaction consistent with similar independent customers. For the years ended March 31, 2007 and 2006, the Company billed MSB $81,000 and $73,000, respectively for providing equipment, facilities and technician services.

The Company also utilizes administrative, accounting and consulting services provided by MSB. Some of the services provided by MSB under this arrangement include information technology software support, finance and accounting services, human resources support, CEO services, student financial aid consulting and curriculum consulting. This arrangement for administrative, accounting and consulting services with MSB may be terminated by either party upon reasonable notice to the other. In 2007 and 2006, expenses for services from MSB were $240,000 in each year. We believe the fees we are currently paying MSB for these services are competitive with, or less than, what we would have to pay to provide these services ourselves or to obtain them from another third party.
The Company also produces video products for MSB. We produce videos that are commercials promoting MSB as an educational organization offering numerous courses of study, including digital video and film production. We also produce videos used by MSB as teaching tools. We first began producing video products for MSB in fiscal year 2004. We price our services under this arrangement with MSB on a time and materials basis and we charge a flat fee to MSB at rates which the Company would receive in an arm’s length transaction. This arrangement is done on an order-by-order basis and there is no requirement that MSB continue to use our services for production of these video products. For the years ended March 31, 2007 and 2006, we billed MSB $106,000 and $19,000 respectively, for producing such video products.
On July 1, 2005, Broadview Institute, Inc. completed the acquisition of UCC. Broadview Institute issued 5,000,000 common shares in exchange for all of the outstanding shares of UCC. The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre, our largest shareholder and CEO, and the largest shareholder of UCC, had controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 have been combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.
In November 2006, the Company decided to close its Chicago division. The Chicago division represented a component of the Company’s Media Production segment, had discrete financial information, and was regularly reviewed by the Company’s management. The closing of the Chicago facility is part of the Company’s transition and plan to refocus the Company on its Education business. The Company has relocated the equipment used in its Chicago facility to its Minneapolis facility. In March 2007, the Company entered into an agreement with the Chicago landlord related to the remaining term of the Chicago facility lease. The Company made a one-time payment of $275,000 and forfeited a rent deposit of approximately $35,000 for total consideration of $310,000 to terminate the lease. In the third quarter ended December 31, 2006, the Company had accrued $300,000 for the estimated lease termination costs.
In connection with our transition and plan to focus on our Education business, we no longer have employees in our Media Production segment. All of the work performed by our Media Production segment is performed by contractors. As such, the Company is not actively marketing the Media Production business. Media Production is relying on business from existing customers that are on a project-by-project basis. Past services provided by Media Production included production of television shows, communication products and educational products. Currently, Media Production is providing services that include production of television commercials, studio rental, equipment rental and communication products. Our Media Production segment no longer produces educational products.
Principal Products and Services.
The Registrant currently is engaged in two business segments, Education and Media Production.
Education
Education is conducted through Broadview Institute’s wholly owned subsidiary, UCC, which is incorporated in the State of Utah and is a provider of private, post-secondary education. UCC is accredited to award diplomas, Bachelor of Science degrees and Associate in Applied Science degrees by the Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT). Located in West Jordan and Layton, Utah, UCC had approximately 738 students as of April 1, 2007, compared to 641 students as of April 1, 2006. We deliver education to students through traditional classroom settings as well as through online instruction. UCC operates out of three facilities at its West Jordan campus and one facility at its Layton campus, which opened January 1, 2007. The West Jordan campus includes a newly expanded facility for the school’s nursing program. The Layton land and building are leased from an entity which is wholly owned by Mr. Myhre. See Note 11 to the Consolidated Financial Statements attached hereto for further discussion of the Layton lease.
UCC offers at its present campus multiple career training courses including:
Paralegal
Accounting and Taxation
Medical Coding and Billing
Legal Administrative Assistant
Business Administration
Medical Assistant
Massage Therapy
Health & Exercise Science
Veterinary Technology
Health Information Technology
Nursing
Pharmacy Technology
Advertising & Design
UCC’s largest programs are its associates degrees in Nursing and Veterinary Technology. These programs represented approximately 53% and 56% of the student population at March 31, 2007 and 2006, respectively. The programs and their percentage of the student population at March 31, 2007 and 2006 were:

Program	2007	2006
A.A.S. Veterinary Technology	32.0%	38.8%
A.A.S. Nursing	20.7%	16.7%
A.A.S. Health & Exercise Science	4.2%	9.5%
A.A.S. Medical Assistant	6.6%	6.9%
A.A.S. Paralegal Studies	8.4%	5.0%
Diploma Medical Assistant	5.7%	4.8%
A.A.S. Pharmacy Technology	2.7%	4.1%
A.A.S. Advertising & Design	1.6%	3.7%
A.A.S. Business Administration	1.8%	3.3%
A.A.S. Massage Therapy	2.2%	2.0%
Diploma Massage Therapy	2.7%	1.3%
Select Courses (non-degree)	4.6%	1.3%
Diploma Advertising & Design	0.2%	1.1%
Diploma Pharmacy Technology	2.0%	1.1%
B.S. Health & Exercise Science	1.6%	0.0%
A.A.S. Accounting & Taxation	1.5%	0.0%
A.A.S. Health Information Technology	0.7%	0.2%
Diploma Legal Administrative Assistant	0.4%	0.2%
B.S Paralegal Studies	0.4%	0.0%

	100.0%	100.0%

UCC offers all programs at all times. Programs of study range from 12 to 45 months and include from 660 to 2,245 hours of instruction.

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
If a student terminates enrollment prior to completing a program, federal and state regulations permit UCC to retain only a certain percentage of the total tuition, which varies with, but generally equals or exceeds, the percentage of the program completed. Amounts received by UCC in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. Our average student completion rate for the years ended March 31, 2006, 2005, and 2004 were approximately 54%, 49%, and 50%, respectively. This rate was determined in accordance with the standards set forth by ACCSCT.
Student Placement
Although, like other post-secondary educational institutions, UCC does not guarantee job placement, UCC does, through placement personnel, provide job placement assistance for graduates. Our placement office maintains job website links and provides job hotline information. We also assist students in the preparation of resumés and in securing employment leads.
Media Production
Our Media Production segment’s products and services include television commercials, communication products, and studio and equipment rental. The segment creates and produces television commercials and communication products for corporations, associations and other organizations, and it rents studio space and production equipment.
Recent cable television programs that used to be produced by the Media Production segment have included Before and After, New Spaces, TIPical Mary Ellen and Jacks is Wild; however all of these programs either have not been renewed or production was stopped during 2006. Media Production currently does not have any cable television programs in production or under contract.
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
Media Production rents studio space and production equipment on a project by project basis.
Media Production no longer produces education products, which in the past included video or audio programs and multimedia used by teachers and students.
Media Production operates a production facility in Minneapolis. It has capabilities in all phases of production, including production planning (pre-production phase), recording (production phase), editing (post-production phase) and duplication. The Company had a Chicago production facility which was shut down in November 2006.

The Company provides equipment, facilities and technicians for technical support to MSB for MSB’s apprenticeship digital, video-based training courses. See General Development of Business above.
The Company also provides video products for MSB, including commercials and videos used as teaching tools for training for MSB employees. See General Development of Business above.
Markets and Distribution.
Education
The primary market for UCC, our Education business segment, includes applicants from the Greater Salt Lake City area. Education uses its own sales force and markets its courses through print, television, radio and telemarketing outlets.
Media Production
The primary market for Media Production customers consists of lifestyle cable television networks and all major United States publishers. Media Production’s market includes diverse businesses that require our services to capture content on video or audio for numerous purposes, including commercials, archiving and radio. Media Production customers are located throughout the United States, although a majority are located in the north central portion of the United States. The market for educational products produced by Media Production includes all major United States publishers. Media Production is not actively marketing its business or services. Instead, Media Production is relying on existing customers for business.
Competition.
Education
The post-secondary education industry is highly fragmented and competitive. The industry continues to consolidate, but no single institution claims a significant market share. UCC competes with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, including those that offer online education programs, and alternatives to post-secondary education, such as immediate employment and military service. We believe that our school competes with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment. Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by our school due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. However, tuition at private, not-for-profit institutions is, on average, higher than the average tuition rates of our school. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.
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

Sources and Availability of Raw Materials.
There are many available supply sources of raw materials for our Media Production business segment.
Dependence on One or a Few Customers.
Education
Education receives substantial revenue from Title IV programs administered through the U.S. Department of Education. Any change in eligibility status of UCC to administer these programs would significantly affect Education’s operations. Under a provision of the Higher Education Act of 1965, as amended, commonly referred to as the “90/10 Rule”, UCC will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal years ended March 31, 2007 and 2006, UCC’s percentage under the 90/10 Rule was 66% and 75%, respectively.
Media Production
During 2007 and 2006, we derived approximately 68% and 70%, respectively, of Media Production revenues from three customers: MSB 42%, Scott Cottington 14% and Blue Horse 12% for 2007; Discover 43%, Target 20% and HGTV 7% for 2006. MSB accounts for 38% of the Company’s trade receivables at March 31, 2007.
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
Student Financial Aid and the Regulation of the Post-Secondary Education Industry
Most of our students require assistance in financing their education. UCC offers financial aid programs under the Title IV programs administered by the DoE and other financing options. A majority of students who attend our school are eligible to participate in some form of government-sponsored financial aid program. Federal financial aid programs are subject to extensive regulatory requirements imposed by the DoE, and other standards imposed by the ACCSCT.
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

Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have demonstrated financial need are eligible to receive a subsidized Stafford loan, with the DoE paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan. A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan. The DoE has established maximum annual borrowing limits with respect to Stafford loans, and these annual limits are generally less than the tuition costs at UCC.
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
State Authorization for U.S. Institutions. State licensing agencies are responsible for the oversight of educational institutions. Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. Currently, UCC is authorized by its applicable state licensing agency or agencies. In the State of Utah, UCC is exempt from registration requirements because UCC is accredited by ACCSCT. Certain programs offered by UCC require approval such as the Pharmacy Technician and Nursing programs, and such programs have received all necessary approvals from the State Board of Pharmacy and State Board of Nursing, respectively.

Accreditation and Approvals. Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional, national, professional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure these institutions maintain the levels of performance, evidence institutional and program improvement, demonstrate integrity and fulfill other requirements established by the accrediting body.
Accrediting agencies also are responsible for overseeing educational institutions. Continued approval by an accrediting agency recognized by the DoE is necessary for an institution to maintain eligibility to participate in Title IV programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. UCC is accredited by the Accrediting Commission of Career Schools and Colleges of Technology (ACCSCT). West Jordan was most recently granted renewal of accreditation effective April 2006 for a period of five years. The Layton branch was granted initial recognition of accreditation effective January 2007, subject to an on-site visit by ACCSCT, for a period not to exceed two years.
Accrediting commission oversight may occur at several levels. The ACCSCT may require a school to submit a response to one or more stipulations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements. The ACCSCT may also require a school to submit periodic reports to monitor one or more specified areas of performance. In cases where the ACCSCT has reason to believe that a school is not in compliance with accreditation standards and other requirements, the ACCSCT may place a school on probation, or order the school to show cause as to why accreditation should not be withdrawn. A school under a Show Cause Order or Probation Order is required to demonstrate corrective action and compliance with accrediting standards within a specified time period. Based on the school’s actions and response, the ACCSCT may remove the order, continue the order, or withdraw the school’s accreditation. If UCC were to lose its accreditation, students attending UCC would not be eligible to participate in Title IV programs. UCC’s inability to participate in Title IV program funding could require us to close.
In August 2003, Utah Career College was directed to Show Cause as to why its accreditation should not be revoked for failure to demonstrate compliance with accrediting standards in areas related to student achievement, advertising, Program Advisory Committees, distance education, and Faculty Personnel Reports. UCC quickly corrected the deficiencies regarding advertising and distance education, but was place on Probation in November 2003 for failing to correct the deficiencies regarding student achievement, Program Advisory Committees, and Faculty Personnel Reports. The Probation order was continued in May 2004. UCC made substantial improvements to its programs in order to improve student achievement, increased the frequency of its Program Advisory Committees, and brought the Faculty Personnel Reports in line with accrediting standards. As a result, the Probation order was lifted in August 2004, and renewal of accreditation was granted retroactively to April 2003.
UCC is currently not under any stipulations or special reporting requirements, or under a Show Cause or Probation Order.
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
UCC has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. UCC has not had a FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for UCC for federal fiscal years 2005, 2004 and 2003. The 2005 rate is a preliminary rate and the 2006 rate has not yet been received.

	UCC Cohort Default Rates
	2005	2004	2003
Rate	13.5%	14.7%	8.9%
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
Currently, our school is not required to post a letter of credit or accept other conditions on its participation in Title IV programs due to failure to satisfy the DoE’s financial responsibility standards. UCC’s composite score as of and for the year ended March 31, 2007, was 2.7 relative to a maximum score of 3.0. If, however, we fail to satisfy the DoE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected. UCC’s financial data used to calculate the composite score is UCC data on a combined basis and includes Media Production financial data. Currently, the Media Production financial data has had an adverse impact on the calculation of the composite score.

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
Compliance with “90/10 Rule.” Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the last complete fiscal year were derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal year ended March 31, 2007, UCC received $6,332,124 of Title IV funds and total eligible cash receipts of $8,433,266 resulting in a percentage of 75%. This compares to fiscal year ended March 31, 2006 in which UCC received $4,988,021 of Title IV funds and total eligible cash-basis revenue of $6,615,470 resulting in a percentage of 75%. Financial data used to calculate UCC 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

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
Media Production.
The Registrant has not incurred any significant amounts in fiscal years 2007 and 2006 for research or development related to new products or services.
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
Employees.
As of May 15, 2007, we had 68 full-time employees and 56 part-time employees, of which Media Production employed no employees. Of the Company’s total employees, 14 were full-time faculty members and 56 were part-time faculty members.

Risks Related to the Highly-Regulated Industry in Which We Operate Include:
•
Failure by UCC to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our school.

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

•
Our Media Production segment has no employees and, as a result, no one is actively seeking new business. Accordingly, our revenue from the Media Production segment may be materially adversely affected.

•
All of our Media Production segment work is provided by contractors and, accordingly, there is a risk related to the Media Production’s ability to perform projects timely and cost effectively. The net result of Media Production’s use of contractors for its project work is that it may adversely affect the Company’s results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY
The Registrant uses leased properties as follows:

Location	General Description	Lease Terms
4455 West 77th Street Minneapolis, Minnesota	20,000 square feet; office and production facility.	Lease expires June 30, 2015. See Notes to Consolidated Financial Statements.

1902 West 7800 South West Jordon Salt Lake City, Utah	17,500 square feet; office and education facility.	Lease expires January 7, 2020. See Notes to Consolidated Financial Statements.

1800 West 7800 South West Jordon Salt Lake City, Utah	16,800 square feet; office and education facility.	Lease expires June 30, 2019. See Notes to Consolidated Financial Statements.

869 West Hillfield Rd. Layton, Utah	31,200 square feet; office and education facility.	Lease expires December 31, 2016. See Notes to Consolidated Financial Statements.
In July 2005, the Registrant extended its lease at 4455 West 77th Street, Minneapolis, MN with Lindue LLC, a company owned by a former member of the Registrant’s board of directors, for an additional 10 years. Monthly rent is $12,397 through June 30, 2007, at which time it will increase to $12,644 and increases yearly by 2% until June 30, 2015.
The term of the non-cancelable lease for the property at 1902 West 7800 South, West Jordan Utah that commenced January 2000, expires January 2020. Rent is $19,383 per month until January 2010 and will be $21,299 until January 2015 and will be $23,429 per month through the end of the lease term.
The term of the non-cancelable lease for the property at 1800 West 7800 South, West Jordan Utah that commenced October 2002, expires June 2019. Rent is $19,064 per month beginning in July 2007 and increases yearly by 2.5%.
The term of the non-cancelable lease for the property at 869 West Hillfield Rd, Layton Utah that commenced January 1, 2007, expires December 2016. Rent is $32,500 per month beginning in January 2007 and increases in years 6-10 (61-120 months) by the percentage increase in the Consumer Price Index between the 61st month of the lease divided by the 1st month of the lease.
The Registrant believes such properties to be in good condition and adequate for its present and foreseeable operations. The Registrant believes its property is adequately covered by insurance.
ITEM 3. LEGAL PROCEEDINGS
The Registrant is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Registrant’s shareholders during the fourth quarter of the Registrant’s 2007 fiscal year.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
A portion of the information required by Item 5 is incorporated herein by reference to the section labeled “Financial Review — Market Prices” which appears in the Registrant’s 2007 Annual Report to Shareholders.
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The information required by Item 6 is incorporated herein by reference to the section labeled “Management’s Discussion and Analysis” which appears in the Registrant’s 2007 Annual Report to Shareholders.
ITEM 7. FINANCIAL STATEMENTS
The information required by Item 7 is incorporated herein by reference to the Consolidated Financial Statements, Notes thereto and Independent Auditors’ Report thereon which appears in the Registrant’s 2007 Annual Report to Shareholders.
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
Material Weakness identified: Controls Deemed Ineffective. Due to the lack of sufficient accounting personnel, there was an insufficient segregation of duties in the preparation of the financial statements to potentially prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of the material weakness described above, our management believes that, as of March 31, 2007, we did not maintain sufficient internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Committee (COSO) criteria. We have explored and contracted with additional resources for accounting support, including MSB. We are continuing to explore and look to bring in additional employees or contractors for additional assistance in our accounting areas with outside parties, including MSB.
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
Not applicable.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT
The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:

		Present Position(s)
Name of		with
Executive Officer	Age	Registrant	Business Experience
Terry Myhre	62	Chief Executive Officer, Chairman of Board of Directors	Chairman of the Board and CEO of the Registrant since January 2004; President and owner of Minnesota School of Business since 1988; President and co-owner of Globe University since 1972; President, CEO and co-owner of Utah Career College since 1998.

Laurence S. Zipkin	67	Chief Operating Officer	Director, Chief Operating Officer of the Registrant since June 13, 2007.

H. Michael Blair	62	Chief Financial Officer	CFO of Registrant since October 1, 2001. Independent CPA and business consultant since May 2000.
There are no family relationships among any of the Registrant’s directors or executive officers.
The information required by Item 9 relating to directors is incorporated herein by reference to the section labeled “Election of Directors,” the information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance,” and the information relating to Code of Ethics is incorporated herein by reference to the section “Code of Ethics,” which sections appear in the Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s 2007 fiscal year end in connection with the Registrant’s 2007 Annual Meeting of Shareholders. The Code of Ethics is filed herewith as Exhibit 14.
ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.
The following table provides information as of March 31, 2007 about the Registrant’s equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	1,000,000
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	1,000,000
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 is incorporated herein by reference to the sections labeled “Election of Directors” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.
ITEM 13. EXHIBITS
(a) Exhibits. See “Exhibit Index” on page following signatures.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2007 Annual Report to Shareholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVIEW INSTITUTE, INC. (the “Registrant”)

By:	/s/Laurence S. Zipkin

Laurence S. Zipkin, Chief Operating Officer
Date:	June 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry L. Myhre Terry L. Myhre	Chairman and CEO (principal executive officer)	June 13, 2007

/s/ Laurence S. Zipkin Laurence S. Zipkin	Director and COO	June 13, 2007

/s/ H. Michael Blair H. Michael Blair	CFO (principal financial officer and principal accounting officer)	June 13, 2007

/s/ Norman H.Winer Norman H. Winer	Director	June 13, 2007

/s/ Richard W. Letsche Richard W. Letsche	Director	June 13, 2007

/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 13, 2007

/s/ Thomas C. Thomas Thomas C. Tucker	Director	June 13, 2007

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2007 and 2006
C O N T E N T S

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiaries
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. (formerly Broadview Media, Inc.) and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
June 13, 2007

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2007	2006
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$431,153	$331,903
Receivables, less allowance for doubtful accounts of $6,300 and $19,200, respectively	449,270	189,678
Inventory	218,607	221,254
Assets of discontinued operations	47,218	811,396
Other	28,305	52,645

TOTAL CURRENT ASSETS	1,174,553	1,606,876

PROPERTY AND EQUIPMENT, NET	1,403,350	1,335,153
DEPOSITS AND INVESTMENT	120,894	88,393
GOODWILL	622,016	622,016

	$3,320,813	$3,652,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term-term debt	$143,855	$213,847
Accounts payable	312,708	285,313
Accrued expenses	113,027	100,913
Liabilities of discontinued operations	—	115,039
Deferred gain from sale of building	—	4,047

TOTAL CURRENT LIABILITIES	569,590	719,159

LONG-TERM DEBT, less current maturities	51,445	475,891
DEFERRED RENT	78,255	-

	699,290	1,195,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share; authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share; authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(1,322,213)	(1,486,348)

	2,621,523	2,457,388

	$3,320,813	$3,652,438

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2007	2006
		(Restated)
REVENUES	$9,159,804	$8,087,489

OPERATING EXPENSES
Educational services and facilities	5,613,228	4,487,634
Media production products and services sold	352,451	1,311,553
Selling, general and administrative	2,231,838	2,365,657
Acquisition costs	—	106,462

Total Operating Expenses	8,197,517	8,271,306

OPERATING INCOME (LOSS)	962,287	(183,817)

OTHER INCOME (EXPENSE)
Interest expense	(60,496)	(88,293)
Interest income	31,399	—

Total Other Expense	(29,097)	(88,293)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	933,190	(272,110)

INCOME TAX BENEFIT	—	(45,946)

INCOME (LOSS) FROM CONTINUING OPERATIONS	933,190	(226,164)

LOSS FROM DISCONTINUED OPERATIONS	(769,055)	(259,341)

NET INCOME (LOSS)	$164,135	$(485,505)

INCOME (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$.11	$(.03)
Discontinued operations	(.09)	(.04)

Net income (loss) per common — basic	$.02	$(.07)

INCOME (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$.11	$(.03)
Discontinued operations	(.09)	(.04)

Net income (loss) per common — diluted	$.02	$(.07)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock,				Additional
	Series B		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
MARCH 31, 2005	500,000	$5,000	7,720,747	$77,207	$3,374,029	$(1,000,843)	$2,455,393
Warrants exercised	—	—	370,000	3,700	483,800	—	487,500
Cashless warrants exercised	—	—	17,505	175	(175)	—	—
Net loss	—	—	—	—	—	(485,505)	(485,505)

MARCH 31, 2006	500,000	$5,000	8,108,252	$81,082	$3,857,654	$(1,486,348)	$2,457,388

Net income	—	—	—	—	—	164,135	164,135

MARCH 31, 2007	500,000	$5,000	8,108,252	$81,082	$3,857,654	$(1,322,213)	$2,621,523

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006
		(Restated)
OPERATING ACTIVITIES — CONTINUING OPERATIONS:
Net income (loss)	$164,135	$(485,505)
Loss from discontinued operations	769,055	259,341

Income (loss) from continuing operations	933,190	(226,164)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	303,436	251,102
Deferred gain from sale of building	(4,047)	(16,232)
Deferred rent	78,255	—
Changes in operating assets and liabilities:
Receivables	(259,592)	71,239
Inventories	2,647	(43,687)
Other assets	93,544	337,231
Accounts payable and accrued liabilities	39,509	95,114

Net Cash Provided by Operating Activities - Continuing Operations	1,186,942	468,603

INVESTING ACTIVITIES — CONTINUING OPERATIONS:
Purchases of property and equipment	(371,633)	(612,783)
Purchase of investment	—	(25,000)

Net Cash Used by Investing Activities — Continuing Operations	(371,633)	(637,783)

FINANCING ACTIVITIES — CONTINUING OPERATIONS:
Payments on long-term and short-term debt	(596,143)	(426,078)
Proceeds from related party debt	—	150,000
Proceeds from stock options and warrants exercised	—	487,500

Net Cash Provided (Used) by Financing Activities - Continuing Operations	(596,143)	211,422

DISCONTINUED OPERATIONS:
Net Cash Provided Used by Discontinued Operations — Operating Activities	(119,916)	(350,349)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,250	(308,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	331,903	640,010

CASH AND CASH EQUIVALENTS AT END OF YEAR	$431,153	$331,903

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies -
Description of Business
Broadview Institute, Inc. and subsidiaries (Company), formerly Broadview Media, Inc. is engaged in two business segments, Education and Media Production.
Education is conducted through a wholly owned subsidiary, C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which is incorporated in the State of Utah. UCC has campuses in West Jordan and Layton, Utah; the Layton Campus began operations in the fourth quarter of 2007. UCC is accredited to award diplomas, Bachelor of Science degrees, and Associate in Applied Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology for various business and health science programs.
Media Production includes television shows and communication and educational products that are primarily video and audio based. The segment creates and produces television shows and communication products for cable networks, corporations, associations, and large publishers and provides production and post production services for independent production companies.
Basis of Presentation
The Company’s March 31, 2006 consolidated financial statements have been restated to reflect the Company’s Chicago Media Production division as a discontinued operation (Note 3). The operations and cash flows of this division have been eliminated from continuing operations in these consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Broadview Institute, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts. Significant management estimates relate to the determination of the percentage of completion on contracts in progress, the valuation allowance for deferred income tax assets, the allowance for doubtful receivables, and the carrying value of goodwill.
Revenue Recognition
For Education, tuition, lab fees, and related course materials revenues are recognized when earned as the course progresses. Receivables represent unpaid tuition revenue at the end of the reporting period. Part of the revenue reported by UCC is revenue that relates to funds received from Title IV funds for students’ financial aid as well as funds received from other financial aid sources, including Myhre Investments, LLC, an entity owned by our largest shareholder, Chairman and Chief Executive Officer (Mr. Myhre). Myhre Investments, LLC had $839,480 and $327,377 in loans outstanding to UCC students at March 31, 2007 and 2006, respectively.
(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies — (continued)
Revenue Recognition
For Media Production, revenue on long-term contracts is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion for work performed. Progress is generally based on physical progress of the various components in a production contract budget. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of revenue earned on its contracts. As of March 31, 2007, there are no long-term contracts in process. Revenues on other Media Production activities are recognized upon completion of the individual projects.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, consisting of cash, receivables, long-term debt and short-term debt, accounts payable and accrued expenses, approximate their fair values.
Cash and Cash Equivalents
All highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.
Cash accounts are maintained primarily at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
U.S. Department of Education regulations require Title IV program funds received by the Company in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. Cash in the amount of $0 and $24,567 was held in restricted bank accounts at March 31, 2007 and 2006, respectively.
Receivables
Receivables consist of trade receivables for Media Production and from student receivables for Education.
The Company’s allowance for doubtful accounts includes specific identification of estimated uncollectible accounts based on aging and subsequent collection activity. Customer invoices beyond contractual due dates are identified and written off against the allowance only after collection efforts are exhausted. The Company does not require receivables to be collateralized.
The Company also grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations.
Inventory
Inventory consists primarily of textbooks, educational materials on electronic media, electronic kits and supplies and is stated at the lower of cost or market, based on the first-in, first-out method.
(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies — (continued)
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of an asset. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Management assigns useful lives to property and equipment generally as follows:

Leasehold improvements	2 — 17 years
Furniture and equipment	3 — 10 years
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at March 31, 2007.
Stock — Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” Under the intrinsic value method of accounting of APB No. 25, no compensation expense was recognized in the Company’s consolidated statement of operations when the exercise price of the Company’s employee/director stock option grants equaled or exceeded the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable. Compensation cost for employee/director stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount that the employee/director was required to pay for the stock. No compensation expense was recognized during the nine months ended December 31, 2005. Options issued to non-employees were accounted for as required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.
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
(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies — (continued)
Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS 123(R) are measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for awards granted prior to, but not vested, as of the date SFAS No. 123(R) was adopted are based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No.123. No share-based compensation expense is reflected in the consolidated statement of operations for the year ended March 31, 2007. At March 31, 2007 and 2006, there were no options outstanding and none were granted, vested or forfeited during the years then ended.
Results for the nine months ended December 31, 2005 have not been restated. If the Company recognized stock option compensation based on fair value at date of grant, consistent with the methods prescribed in SFAS No. 123, there would have been no change to the net loss or loss per common share for that period.
Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising expense was $1,176,783 and $1,106,087 for 2007 and 2006, respectively.
Income (Loss) Per Common Share
Basic income (loss) per common share (EPS) is calculated using the income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS income (loss) per common share, in addition to the weighted average number of common shares outstanding determined for basic income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include warrants and preferred stock.
The basic and diluted income (loss) available to common stockholders was computed as follows:

	Years Ended March 31
	2007	2006
Basic -
Net income (loss)	$164,135	$(485,505)
Less cumulative dividends	(30,000)	(30,000)

Net income (loss) available to common stockholders	$134,135	$(515,505)

Diluted -
Net income	$164,135	$(485,505)
Less cumulative dividends	—	(30,000)

Net income (loss) available to common stockholders	$164,135	$(515,505)

The outstanding shares used for the diluted net income per common share were computed as follows:

	Years Ended March 31
	2007	2006
Weighted average shares outstanding	7,747,947	8,108,252
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	—	268,328
Preferred stock	—	500,000

Weighted average shares outstanding — diluted	7,747,942	8,876,580

(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies — (continued)
Warrants to acquire 700,000 shares of common stock and preferred stock convertible into 500,000 shares of common stock were excluded from the March 31, 2006 diluted EPS calculation as their inclusion would be antidilutive.
Recently Issued Accounting Standard
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods, FIN 48 is effective for the Company on April 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.
2. Business Acquisition
On July 1, 2005, Broadview Institute, Inc. completed the acquisition of UCC. Broadview Institute issued 5,000,000 common shares in exchange for all of the outstanding shares of UCC. The value of the common shares issued was based on third party valuations and management’s estimates at $2,950,000 or $0.59 per share.
The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre had controlling interest in both companies.
The purchase price was allocated to the assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$712,052
Receivables	208,833
Inventory	191,307
Other assets	23,487
Property and equipment	519,896
Goodwill	572,088
Accounts payable	(401,414)
Student credit balances	(130,534)

Net amount recorded for non-common control interests	1,695,715
Excess purchase price attributable to interest under common control, not recorded	1,254,285

Purchase price	$2,950,000

In addition to the $572,088 of purchased goodwill, $49,928 of acquisition costs were also capitalized.
(continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Business Acquisition — (continued)
Revenues and net income for each of the separate companies prior to the merger were as follows:

Three Months Ended
June 30, 2005
Revenues
Broadview Institute	$708,032
UCC	1,637,014

Combined Revenues	$2,345,046

Net Income (Loss)
Broadview Institute	$(397,589)
UCC	2,216

Combined Net Loss	$(395,373)

The principal reason for the acquisition was that the Company has underutilized production facilities and these facilities could be used for teaching students of post-secondary schools and further facilitate the Company’s transition into the education market.
3. Discontinued Operation -
In November 2006, the Company decided to close its Chicago division. The Chicago division represented a component of the Company’s Media Production segment, had discrete financial information, and was regularly reviewed by the Company’s management. The operations and cash flows of this division have been eliminated from the ongoing operations of the Company and the Company has no significant continuing involvement with the former operations of this division. The closing of the Chicago facility is part of the Company’s transition and plan to refocus the Company on its Education business. The Company has relocated the equipment used in its Chicago facility to its Minneapolis facility. In March 2007, the Company entered into an agreement with the Chicago landlord related to the remaining term of the Chicago facility lease. The Company made a one-time payment of $275,000 and forfeited a rent deposit of approximately $35,000 for total consideration of $310,000 to terminate the lease. In the third quarter ended December 31, 2006, the Company had accrued $300,000 for the estimated lease termination costs. The Company has been released from any and all obligations under the lease.
The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.
(continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Discontinued Operation — (continued)
Discontinued operations assets and liabilities and income statement information include the following:

	Years Ended March 31,
	2007	2006
Discontinued Operations — Assets

Cash	$—	$3,000
Receivables, net	47,218	230,930
Estimated revenues in excess of billings on uncompleted contracts	—	538,634
Deposits and other assets	—	38,832

Total Discontinued Operations — Assets	$47,218	$811,396

Discontinued Operations — Liabilities

Accounts payable	$—	$55,574
Other accrued expenses	—	59,465

Total Discontinued Operations — Liabilities	$—	$115,039

	Years Ended March 31,
	2007	2006
Discontinued Operations — Income Statement Information

Revenue	$686,896	$1,819,749

Loss before gain on sale of property and equipment	$818,173	$259,341
Gain on sale of property and equipment	(49,118)	—

Loss from Discontinued Operations	$769,055	$259,341

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Business Segments —
Segment operating information for the years ended March 31, 2007 and 2006 and total assets as of March 31, 2007 and 2006 is as follows:

	Years Ended March 31,
	2007	2006
		(Restated)
Revenues
Education	$8,717,468	$6,645,600
Media Production	442,336	1,441,889

Consolidated Revenues	$9,159,804	$8,087,489

Operating Income (Loss)
Education	$1,256,556	$578,531
Media Production	(294,269)	(762,348)

Consolidated Operating Income (Loss)	$962,287	$(183,817)

Depreciation Expense
Education	$143,118	$82,135
Media Production	160,318	168,967

Total Depreciation Expense	$303,436	$251,102

Interest Expense
Education	$—	$-
Media Production	60,496	88,293

Total Interest Expense	$60,496	$88,293

Assets
Education	$1,996,868	$2,059,015
Media Production	1,276,727	782,027
Discontinued operations	47,218	811,396

Total Assets	$3,320,813	$3,652,438

5. Property and Equipment -
Property and equipment consisted of the following:

	Years Ended March 31,
	2007	2006
Furniture and equipment	$6,193,485	$5,817,893
Leasehold improvements	805,052	825,330
Construction in progress	—	48,773

	6,998,537	6,691,996
Less accumulated depreciation	5,595,187	5,356,843

	$1,403,350	$1,335,153

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Investment —
In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method.
7. Financing Facilities —
In December 2003, the Company and Mr. Myhre, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note required monthly payments of $7,137 in principal and interest at the bank’s prime ratio (8.25% and 7.78% at March 31, 2007 and 2006, respectively) plus 2 percent, with the remaining balance due at expiration. Both the note and line of credit were paid in full on March 27, 2007. On March 27, 2007, the Company obtained a new $300,000 line of credit from a bank (New Line), which was guaranteed by Mr. Myhre. Borrowing under the New Line are at the bank’s prime rate, are collateralized by all the Company’s assets and are due July 31, 2008. The New Line requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. At March 31, 2007 and 2006, there was no outstanding balance on these agreements.
The Company had a $1,000,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% which expired December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007; the line of credit is now expired. As of March 31, 2007 and 2006, there were no outstanding borrowings under this line of credit. During 2006, Mr. Myhre advanced $150,000, which was repaid during the same year. Interest expense on this line of credit was $1,592 for 2006.
Additionally, in 2006, the Company borrowed $150,000 from another Company officer, which was repaid in the same year. Interest expense on this loan was $1,740 in 2006.
In September 2005, the Company acquired equipment totaling $289,090 under a capital lease. The capital lease requires a monthly payment of $9,280 and expires August 1, 2008. In November 2004, the Company acquired equipment totaling $181,152 under a capital lease. The capital lease requires a monthly payment of $ 5,697 and expires October 1, 2007.
Long-term debt consists of the following:

	March 31,
	2007	2006
Bank term note	$—	$336,648

Capital lease obligations at implicit rates ranging from 8% to 9%, payable in monthly installments ranging from $348 to $9,280, terminating through November 2009.	195,300	353,090
	195,300	689,738
Less current maturities of long-term debt	143,855	213,847

	$51,445	$475,891

(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Financing Facilities — (continued)
Future maturities of long-term debt are as follows:

Year Ending March 31,	Amount
2008	$143,855
2009	49,082
2010	2,363

$195,300

The cost of equipment acquired under capital leases was $486,750 and the accumulated amortization was $186,531 and $89,181 at March 31, 2007 and 2006, respectively. Amortization of equipment under capital leases is included in depreciation expense.
8. Income Taxes —
Reconciliations between the income tax provision (benefit) computed at the federal statutory rate and the income tax provision (benefit) for the consolidated statements of operations are as follows:

	Years Ended March 31,
	2007	2006
Income tax at federal statutory rate	$56,000	$(181,000)
Valuation allowance	(88,000)	212,000
State income tax, net of federal tax effect	11,000	(37,000)
Nondeductible expenses	1,000	1,000
Increase in estimated tax refund receivable for UCC	—	(47,246)
Other	20,000	6,300

	$—	$(45,946)

Temporary differences that give rise to the net deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$10,000	$11,000
Accrued expenses	20,000	20,000
Deferred gain on sale of building	—	2,000

	30,000	33,000

Noncurrent deferred tax assets:
Deferred rent, net operating loss carryforwards and alternative minimum tax credit	1,998,000	2,049,000
Depreciation	2,000	36,000
Deferred gain on sale of building	—	—

	2,000,000	2,085,000

Total deferred tax assets	2,030,000	2,118,000
Less valuation allowance	2,030,000	2,118,000

	$—	$—

(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Income Taxes — (continued)
At March 31, 2007, the Company has net operating loss carryforwards of approximately $4,300,000 available to offset future taxable income. Internal Revenue Code Section 382 (“Section 382”) limits the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. The Company believes that the ownership changes of the Company within the recent years trigger the application of Section 382 limitations. Due to the uncertainty of realization of the net operating loss carry forwards, the Company has fully reserved the related deferred tax benefit. The loss carryforwards expire from 2014 through 2027. The Company also has an alternative minimum tax credit carryover of $234,000 which does not expire. The Company used approximately $116,000 of net operating loss carryforwards to reduce its taxable income for the year ended March 31, 2007. The Company decreased its valuation allowance by $88,000 during 2007 and increased its valuation allowance by $212,000 during 2006. Management reviews the estimate of this valuation allowance on a quarterly basis.
The income tax provision (benefit) consists primarily of current federal income taxes. State income tax effects are not separately disclosed as they are deemed immaterial.
9. Stockholders’ Equity —
Series A Preferred Stock
The Company designated 100,000 shares of its preferred stock as Series A, cumulative, voting preferred stock with a per share par value of $.01 and a per share liquidation value equal to the greater of $100 or 100 times the per share liquidation value of common stock. Each share of Series A preferred stock has voting rights equal to 100 shares of common stock. Upon issuance, the Series A preferred stock bears a cumulative quarterly dividend equal to the greater of $1.00 or 100 times the amount of any quarterly declared dividend on common stock. No shares of Series A preferred stock are issued.
Series B Preferred Stock
On March 30, 2005, the Company issued 500,000 shares of preferred stock, with a per share par value of $.01, to Mr. Myhre for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each Series B preferred share is convertible into one share of common stock at any time. Detachable warrants for 1,000,000 shares of common stock with an exercise price of $1.25 per share and having a 10-year term and appraised value of approximately $.20 per warrant were included with the issuance. At March 31, 2007, 700,000 shares of common stock remain reserved for conversion of the detachable warrants. At March 31, 2007, cumulative preferred stock dividends in arrears were $60,000.
Stock Options
The Company has a stock option plan that includes incentive stock options for employees and nonqualified stock options for outside directors, employees, and nonemployees. The terms of the incentive and nonqualified stock options are substantially the same. The plan provides for the issuance of the Company’s common stock at not less than fair market value at the date of grant. The Company authorized 1,000,000 shares for the plan. All stock option grants are reviewed and approved by the Board of Directors or its Compensation Committee. There was no stock options granted, exercised on expired during the year ended March 31, 2007 and no options were outstanding as of March 31, 2007 or 2006.
(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity — (continued)
Warrants
A summary of the Company’s warrants is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
March 31, 2005	1,145,000	$1.35
Exercised	(370,000)	1.32
Cashless exercises	(17,505)	2.50
Cancelled	(57,495)	2.50

March 31, 2006 and 2007	700,000	1.25

During 2006, Mr. Myhre exercised 350,000 common stock purchase warrants at an exercise price of $1.25 per share, or a total of $437,500.
All warrants outstanding at March 31, 2007 are exercisable at $1.25 of which 50,000 shares expire on April 30, 2007 and 650,000 expire on March 30, 2015.
Fair Value Assumptions
The fair value of warrants issued in 2005 was estimated at grant-date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.6%
Expected life-years	10
Expected volatility	80.0%
Expected dividend rate	0.0%
Shareholder Rights Plan
In July 1998, the Board of Directors adopted a Shareholder Protection Rights Plan (Plan) declaring a dividend of one right for each share of the Company’s common stock outstanding on August 14, 1998. The rights entitle the holder to purchase stock having a market value equal to twice the exercise price. The rights may be exercised (except by the acquirer of 15% or more of the Company’s common stock) at a time specified by the Board of Directors after a person or group has acquired, or announced and intends to acquire, 15% or more of the Company’s stock. If more than 15% is acquired, but not more than 50%, of the Company’s common stock, the Board may elect to exchange common stock for the preferred stock rights in accordance with a formula specified in the Plan. The rights are redeemable at $.001 per right until becoming exercisable and have a term of 10 years unless redeemed earlier or extended by the Company.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Operating Leases -
The Company leases one building in Minneapolis, Minnesota, one in Layton, Utah and two in West Jordan, Utah. All leases provide for additional rent based on shared operating expenses.
Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount
2008	$990,300
2009	996,700
2010	1,003,100
2011	1,021,900
2012	1,042,500
Thereafter	6,635,000

$11,689,500

The Company also rents various types of production equipment on a month-to-month basis. Total rental expense for facilities and equipment was approximately $1,086,000 and $887,000 for 2007 and 2006, respectively.
11. Strategic Relationship with Related Party
In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by Mr. Myhre, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. The terms of the relationship include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. Revenue in 2007 and 2006, from MSB was $187,000 and $92,000, respectively. Revenues were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. In 2007 and 2006, expenses for services from MSB were $240,000 in each year. The Company had prepaid management fees to MSB and other receivables from MSB of $22,320 at March 31, 2006 which is included in other current assets.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building located at 869 West Hillfield Road in Layton, Utah for our Layton campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under an interim rental agreement with the same terms as noted above. Rent expense for the Layton campus was $97,500 for the year ended March 31, 2007.
(Continued)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Concentrations -
Customers with Media Production revenues in excess of 10 percent were as follows:

	Years Ended March 31,
	2007	2006
MSB	42%	*	%
A	14	*
B	11	*
C	*	43
D	*	20
*	did not exceed 10 percent.
Included in receivables at March 31, 2007, is $50,000 owed from MSB.
Education receives substantial revenue from Title IV programs administered through the U.S. Department of Education. Any change in the eligibility status of UCC to administer these programs would significantly affect Education’s operations.
Under a provision of the Higher Education Act of 1965, as amended, commonly referred to as the “90/10 Rule,” UCC will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its eligible cash receipts for the fiscal year was derived from Title IV programs, as prescribed in the Federal Register at 34 CFR 600.5(d). Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the year ended March 31, 2007, UCC received $5,553,334 of Title IV funds and total eligible cash receipts of $8,433,266 resulting in a percentage of 66%. For the year ended March 31, 2006, UCC received $4,988,021 of Title IV funds and total eligible cash receipts of $6,615,470 resulting in a percentage of 75%.
13. Employee Benefit Plans -
401(k) Savings Plan
The Company maintains 401(k) employee benefit plans covering substantially all of its employees. The Company contributes to the plans an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 2.0% of an employee’s eligible compensation. The Company contributed approximately $23,000 and $32,000 to the plans for 2007 and 2006, respectively.
Self-Insured Health Plan
The Company participates in a self-insured health plan sponsored by the Company, MSB and related companies. The plan includes insured individual and aggregate annual loss limitations .

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Supplementary Disclosures of Cash Flow Information -

	Years Ended March 31,
	2007	2006
Cash paid for interest	$60,496	$86,558
Cash paid for income taxes	1,100	9,963
Noncash investing and financing activities:
Prepaid insurance paid by short-term debt	101,705	108,767
Write-off fully depreciated property and equipment, no longer utilized	—	758,166
Equipment purchased with capital lease obligations	—	289,090
Cashless warrants exercised	—	175
Common stock issued to acquire UCC	—	1,695,715

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

BROADVIEW INSTITUTE, INC.
(Commission File Number: 0-8505)

EXHIBIT INDEX
For
Form 10-KSB for 2007 fiscal year
Exhibit
2.1
Stock Exchange Agreement between the Registrant and C Square Educational Enterprises dated July 1, 2005 —incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005*

3.1	Registrant’s Restated Articles of Incorporation as adopted by the Board September 15, 2006**

3.2	Registrant’s Restated Bylaws, as amended to date—incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*

4.1	Rights Agreement dated as of July 31, 1998 between the Registrant and American Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:
A.	Certificate of Designation of Series A Preferred Stock of Broadview Institute, Inc.

B.
Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Broadview Institute, Inc., shall represent the Rights prior to the Distribution Date.

C.	Form of Right Certificate
— incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A Registration Statement filed September 4, 1998*
10.1
Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago, Illinois—incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.2	1993 Stock Option Plan and form of option agreements—incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993*#

10.3
Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN—incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

10.4
Notice to Extend Lease, dated January 3, 2000, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN—incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001*

1

Exhibit
10.5
Third Amendment to lease dated January 22, 2002, by and between American Osteopathic Association, an Illinois not-for-profit corporation, and the Registrant for premises at 142 Ontario Street, Chicago, Illinois—incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002*

10.6	Securities Purchase Agreement dated March 25, 2003, by and between Broadview Institute, Inc. and Terry Myhre—incorporated by reference to Exhibit 1 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.7
Registration Rights Agreement dated March 25, 2003, by and between Broadview Institute, Inc. and Terry Myhre, Buyer—incorporated by reference to Exhibit 2 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.8	Common Stock Purchase Warrant dated March 25, 2003, granted by Broadview Institute, Inc. to Terry Myhre—incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.9
Common Stock Purchase Warrants dated March 30, 2005, as issued by Broadview Institute, Inc. to Terry L. Myhre—incorporated by reference to Exhibit 6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.10
Investment Representation Letter and Subscription Agreement dated March 30,2005, by and between the Registrant and Terry L. Myhre—incorporated by reference to Exhibit 5 to Schedule 13D filed by Terry Myhre on June 14, 2005.*

10.11
Lease Agreement dated October 1, 2002, and amended June 1, 2004, and July 1, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*.

10.12
Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*

10.13
Lease amendment dated July 6, 2005, for extension of the lease between Lindue, LLC and the Registrant covering property at 4455 West 77th Street, Minneapolis, MN — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*

10.14	Third Party Contract/Rental Agreement dated April 2, 2004, between the Registrant and Minnesota School of Business.*

10.15
Description of oral administrative, accounting and consulting services agreement between Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.*#

10.16
Description of oral video production agreement between the Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.*

10.17	Promissory Note dated June 30, 2005, between the Registrant and H. Michael Blair.*

2

Exhibit
10.18
Lease Agreement dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC covering property at 869 West Hillfield Road, Layton, Utah — incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed March 22, 2007*.

10.19
Promissory Note dated March 27, 2007, between the Registrant and American Bank of St. Paul** 10.20 Commercial Guaranty dated March 27, 2007 between the Registrant, American Bank of St. Paul and Terry L. Myhre**

10.21	Business Loan Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul**

10.22	Commercial Security Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul**

10.23
Lease Guaranty dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hillfield Road, Layton, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.24
Termination of Lease dated March 16, 2007, by and between American Osteopathic Association an Illinois not for profit corporation and the Registrant, for the premises at 142 East Ontario Street, Chicago, Illinois — incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.25
Line of Credit Authorization dated June 28, 2006, by and between the Registrant and Terry L. Myhre — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006*

10.26	2006 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed August 14, 2006*#

13	Annual Report to Shareholders. The portions of the Registrant’s 2007 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference**

14	Registrant’s Code of Ethics**

21	Subsidiary of the Registrant

Name	State of Incorporation

Broadview Media/Chicago, Inc.	Minnesota

C-Square Educational Enterprises	Utah
23.1	Consent. Consent of Lurie Besikof Lapidus & Company, LLP**

Certification of Chief Executive Officer pursuant to Section 302 of the 31.1 Sarbanes-Oxley Act of 2002**

Certification of Chief Financial Officer pursuant to Section 302 of the 31.2 Sarbanes-Oxley Act of 2002**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 32.1 Section 906 of the Sarbanes-Oxley Act of 2002**
* Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.
** Filed herewith.
# Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

3