Form 10QSB
period 2007-06-30
BROADVIEW INSTITUTE INC
filed 2007-08-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended  JUNE 30, 2007
Commission File Number  0-8508
BROADVIEW INSTITUTE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-0641789
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4455 West 77th Street
Minneapolis, MN	55435
(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number including Area Code: 651-332-8053
Not Applicable.
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
Yes ☐       No ☑
8,108,252 shares of $.01 par value common stock were outstanding at August 7, 2007.
Transitional Small Business Disclosure Format (Check One):
Yes ☐      No ☑

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
(formally known as Broadview Media, Inc.)
INDEX
FORM 10-QSB
June 30, 2007

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,186,150	$431,153
Receivables, less allowance for doubtful accounts of $3,600 and $6,300, respectively	315,636	449,270
Inventories	199,265	218,607
Assets of discontinued operations	—	47,218
Other	54,618	28,305

Total Current Assets	1,755,669	1,174,553

Property and Equipment, net	1,339,594	1,403,350
Deposits and Investment	120,894	120,894
Goodwill	622,016	622,016

	$3,838,173	$3,320,813

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term and short-term debt	$129,999	$143,855
Accounts payable	307,925	312,708
Accrued expenses	138,862	113,027

Total Current Liabilities	576,786	569,590

Long-Term Debt, less current maturities	23,571	51,445
Deferred Rent	96,431	78,255

	696,788	699,290

Stockholders’ Equity
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(802,351)	(1,322,213)

	3,141,385	2,621,523

	$3,838,173	$3,320,813

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Revenues	$2,744,907	$2,288,916

Operating Expenses:
Educational Services and Facilities	1,644,884	1,315,951
Media Production Products and Services Sold	46,728	102,390
Selling, General and Administrative Expenses	541,102	541,607
Total Operating Expenses	2,232,714	1,959,948

Operating Income	512,193	328,968

Other Income (Expense):
Interest Expense	(4,245)	(18,261)
Interest Income	11,914	—

Total Other Expense	7,669	(18,261)

Income from Continuing Operations	519,862	310,707

Loss from Discontinued Operations	—	(120,716)

Net Income	$519,862	$189,991

Basic and Diluted Income (Loss) Available to Common Stockholders:

Net Income	$519,862	$189,991
Less Cumulative Preferred Stock Dividends	(7,500)	(7,500)

Net Income Available to Common Stockholders	$512,362	$182,491

Income (Loss) Per Common Share — Basic:
Continuing Operations	$.06	$.04
Discontinued Operations	—	(.02)

Net Income Per Common — Basic	$.06	$.02

Income (Loss) Per Common Share — Diluted:
Continuing Operations	$.06	$.03
Discontinued Operations	—	(.01)

Net Income Per Common — Diluted	$.06	$.02

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Operating Activities — Continuing Operations:
Net income	$519,862	$310,707
Loss from discontinued operations	—	(120,716)

Income from continuing operations	519,862	189,991
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	78,000	66,900
Deferred gain from sale of building	—	(4,047)
Changes in operating assets and liabilities:
Receivables	133,634	(25,698)
Inventories	19,342	51,243
Other assets	(26,313)	13,142
Accounts payable and accrued liabilities	39,228	(136,838)

Net Cash Provided by Operating Activities - Continuing Operations	763,753	154,693

Investing Activity — Continuing Operations:
Purchases of property and equipment	(14,244)	(18,086)

Financing Activity — Continuing Operations:
Payments on long-term and short-term debt	(41,730)	(47,658)

Discontinued Operations:
Net Cash Provided by Discontinued Operations — Operating Activities	47,218	138,973

Increase in Cash and Cash Equivalents	754,997	227,922
Cash and Cash Equivalents at Beginning of Period	431,153	331,903

Cash and Cash Equivalents at End of Period	$1,186,150	$559,825

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. and Subsidiaries (collectively “the Company”) as of June 30, 2007 and the three months ended June 30, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of June 30, 2007, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The March 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Institute, Inc and subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2007 included in its Form 10-KSB.
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
The Company’s consolidated financial statements for the three months ended June 30, 2006 have been restated to reflect the Company’s Chicago Media Production division as a discontinued operation (Note 10).
The consolidated financial statements for all prior periods presented have been restated to include the retroactive effects of the July 1, 2005 acquisition of C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as UCC), which was accounted for in a manner similar to a pooling of interest due to the controlling interest involved.

2. Business Segments
The Company is engaged in two business segments, Education and Media Production. Segment information is as follows:

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Revenues:
Education	$2,622,365	$2,198,334
Media Production	122,542	90,582

Revenues	$2,744,907	$2,288,916

Operating Income (Loss):
Education	$462,651	$447,943
Media Production	49,542	(118,975)

Operating Income	$512,193	$328,968

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Depreciation Expense
Education	$45,000	$27,000
Media Production	33,000	39,900

Total Depreciation Expense	$78,000	$66,900

Interest Expense
Education	$—	$—
Media Production	4,245	18,261

Total Interest Expense	$4,245	$18,261

	June 30,	March 31,
	2007	2007
Total Assets
Education	$2,587,828	$1,996,868
Media Production	1,250,345	1,276,727
Discontinued Operations	—	47,218

Total Assets	$3,838,173	$3,320,813

3. Financing Facilities
In December 2003, the Company and Mr. Myhre, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note required monthly payments of $7,137 in principal and interest at the bank’s prime rate (8.25% at June 30 and March 31, 2007, respectively) plus 2 percent, with the remaining balance due at maturity. Both the note and line of credit were paid in full on March 27, 2007. On March 27, 2007, the Company obtained a new $300,000 line of credit from a bank (New Line), which was guaranteed by Mr. Myhre. Borrowings under the New Line are at the bank’s prime rate, are collateralized by all the Company’s assets and are due July 31, 2008. The New Line requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. At June 30, 2007 and March 31, 2007, there was no outstanding balance on these agreements.
The Company had a $1,000,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% which expired December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007; the line of credit is now expired. As of March 31, 2007 and 2006, there were no outstanding borrowings under this line of credit.
In September 2005, the Company acquired equipment totaling $289,090 under a capital lease. The capital lease requires a monthly payment of $9,280 and expires August 1, 2008. In November 2004, the Company acquired equipment totaling $181,152 under a capital lease. The capital lease requires a monthly payment of $5,697 and expires October 1, 2007.
4. Income (Loss) Per Common Share
The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended
	June 30,
	2007	2006
Weighted-average number of common shares used in basic EPS	8,108,252	8,108,252

Weighted-average number of common shares used in diluted EPS	8,866,716	8,912,808
Warrants to purchase common stock and the Preferred stock Series B were dilutive for the three months ended June 30, 2007 and 2006.
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
No share-based compensation expense is reflected in the consolidated statement of operations for the three months ended June 30, 2007 and 2006. At June 30, 2007 and 2006, there were no options outstanding and none were granted, vested or forfeited during the three month periods then ended.
6. Stockholders’ Equity
At June 30, 2007 and March 31, 2007, cumulative preferred stock dividends in arrears were $67,500 and $60,000, respectively.
7. Related Party Transactions
In May 2004, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company’s Chairman and CEO, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three month periods ended June 30, 2007 and 2006, the Company billed MSB $79,000 and $53,000, respectively, for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three month periods ended June 30, 3007 and 2006, the Company expensed $75,000 and $30,000, respectively, for services from MSB.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building located at 869 West Hillfield Road in Layton, Utah for our Layton campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under a rental agreement with the same terms as noted above. Rent expense for the Layton campus was $97,500 for the quarter ended June 30, 2007.
A portion of UCC revenues is from students who received financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman and CEO. As of June 30, 2007, Myhre Investments, LLC had $974,383 of loans outstanding to UCC students.
8. Investment
In July 2005, the Company invested $25,000 in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and will receive a royalty on products sold by the limited partnership. The investment is accounted for using the cost method.

9. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Three Months Ended
	June 30,
	2007	2006
Cash paid for interest	$4,245	$18,261

Non-cash investing and financing activities:
Prepaid insurance paid by short-term debt	—	101,705
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
Revenue from discontinued operations was $355,262 for the three months ended June 30, 2006; there was no revenue from discontinued operations for the three months ended June 30, 2007.
11. Recently Issued Accounting Standard
In June 2006, the FASB issued FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods, FIN 48 was effective for us on April 1, 2007. Adoption of FIN 48 had no material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Description of Business
Broadview Institute, Inc. and subsidiaries is engaged in two business segments, Education and Media Production.
Education is conducted through UCC, which is incorporated in the State of Utah. UCC has two campuses in West Jordan and Layton, Utah and is accredited to award diploma, Associate in Applied Science and Bachelor of Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology for multiple business and healthcare careers.
Media Production includes communication products and educational products, primarily video and audio based. The segment produces audio and video products and provides post-production services for independent production companies.
Critical Accounting Policies Include:
Revenue Recognition
For Education, tuition, lab fees, and related course materials, revenues are recognized when earned as the course progresses. Receivables represent unpaid tuition revenue at the end of the reporting period. Part of the revenue reported by UCC is revenue that relates to funds received from Title IV funds for students’ financial aid as well as funds received from other financial aid sources, including Myhre Investments, LLC, an entity owned by our largest shareholder, Chairman and Chief Executive Officer (Mr. Myhre). Myhre Investments, LLC had $974,383 and $839,480 in loans outstanding to UCC students at June 30, 2007 and March 31, 2007, respectively.
For Media Production, revenue on long-term contracts is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion for work performed. Progress is generally based on physical progress of the various components in a production contract budget. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of revenue earned on its contracts. As of June 30, 2007, there are no long-term contracts in process. Revenues on other Media Production activities are recognized upon completion of the individual projects.
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
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at
June 30, 2007.
Liquidity and Capital Requirements:
Net cash provided by operations was $763,753 for the three months ended June 30, 2007. This was due primarily to net income of $519,862, depreciation expense of $78,000, reduced receivables of $133,634, reduced inventories of $19,342, decreased accounts payable and accrued liabilities of $39,228, offset by increased other assets of $26,313. Investing activities used $14,244, reflecting purchases of property and equipment. Financing activities used $41,730 of cash for payments on long-term and short-term debt.
At June 30, 2007, the Company has $300,000 of available borrowings on its bank line of credit. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business.
Management believes that inflation will not have a significant impact on the Company’s business.
RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the three months ended June 30, 2007 were $2,744,907 compared to revenues of $2,288,916 for the corresponding period of the prior year, a 19.9% increase. The revenue increase of $455,991 was attributable to increased revenue at UCC of $424,031, primarily from the recently opened Layton campus, which contributed $374,750 in increased revenue. Media Production revenues increased by $31,960, resulting from increased sales to MSB, a related party.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the three months ended June 30, 2007 totaled $1,644,884 compared to $1,315,951 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $328,933 or 25.0% was primarily the result of increased expenses related to the Layton campus.
MEDIA PRODUCTION COSTS AND SERVICES SOLD
Cost of media production and services sold for the three months ended June 30, 2007 totaled $46,728 compared to $102,390 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $55,662 or 54.4% was primarily the result of reduced salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 2007 totaled $541,102 compared to $541,607 for the corresponding period of the prior year, a decrease of $505 or .1%. Reduced business development in Media Production was offset by increased management fees in Education.
INTEREST EXPENSE
Interest expense for the three months ended June 30, 2007 totaled $4,245 compared to $18,261 in the corresponding period of the prior year, a decrease of $14,016, or 76.8%. The decrease was the direct result of decreased debt.
INCOME TAX EXPENSE
Income tax expense for the three months ended June 30, 2007 and June 30, 2006 totaled $0. No deferred tax benefit has been recorded due to management’s uncertainty that the related deferred tax assets will be realized.
DISCONTINUED OPERATIONS
Loss from discontinued operations for the three months ended June 30, 2007 totaled $0 compared to $120,716 for the corresponding period of the prior year. This decrease in the loss reflects termination of our Chicago facility in November 2006.
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
On June 14, 2007, the Company filed a Form 8-K under Item 2 “Results of Operations and Financial Condition” announcing its fourth quarter and full year financial results for the fiscal year ended
March 31, 2007.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	Broadview Institute, Inc. (Registrant)

	By:	/s/ Terry Myhre

Terry Myhre, Chief Executive Officer

	And:	/s/ H. Michael Blair

H. Michael Blair, Chief Financial Officer

EXHIBIT INDEX
BROADVIEW INSTITUTE, INC.
FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002