Form 10QSB
period 2007-09-30
BROADVIEW INSTITUTE INC
filed 2007-11-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
SEPTEMBER 30, 2007
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
Yes ☐          No ☑
8,108,252 shares of $.01 par value common stock were outstanding at November 7, 2007.
Transitional Small Business Disclosure Format (Check One):
Yes ☐            No ☑

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-QSB
September 30, 2007

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements
Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,422,042	$431,153
Receivables, less allowance for doubtful accounts of $6,800 and $6,300	296,921	449,270
Inventories	224,265	218,607
Assets of discontinued operations	—	47,218
Other	35,115	28,305

Total Current Assets	1,978,343	1,174,553

Property and Equipment, net	1,315,573	1,403,350
Deposits and Investment	120,894	120,894
Goodwill	622,016	622,016

	$4,036,826	$3,320,813

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term and short-term debt	$106,594	$143,855
Accounts payable	420,484	312,708
Accrued expenses	226,661	113,027

Total Current Liabilities	753,739	569,590

Long-Term Debt, less current maturities	4,292	51,445
Deferred Rent	114,606	78,255

	872,637	699,290

Stockholders’ Equity
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(779,547)	(1,322,213)

	3,164,189	2,621,523

	$4,036,826	$3,320,813

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$2,227,512	$1,963,261	$4,972,419	$4,252,177

Operating Expenses
Educational services and facilities	1,601,495	1,210,947	3,246,379	2,526,898
Media production products and services sold	42,239	98,788	88,967	201,178
Selling, general and administrative expenses	573,342	583,369	1,114,444	1,124,976

Total Operating Expenses	2,217,076	1,893,104	4,449,790	3,853,052

Operating Income	10,436	70,157	522,629	399,125

Other Income (Expense)
Interest expense	(3,290)	(16,000)	(7,535)	(34,261)
Interest income	15,658	5,244	27,572	5,244

Total Other Income (Expense)	12,368	(10,756)	20,037	(29,017)

Income from Continuing Operations	22,804	59,401	542,666	370,108

Loss from Discontinued Operations	—	(133,569)	—	(254,285)

Net Income (Loss)	$22,804	$(74,168)	$542,666	$115,823

Basic and Diluted Income (Loss) Available to Common Stockholders:

Net Income (Loss)	$22,804	$(74,168)	$542,666	$115,823
Less Cumulative Preferred Stock Dividends	(7,500)	(7,500)	(15,000)	(15,000)

Net Income (Loss) Available to Common Stockholders	$15,304	$(81,668)	$527,666	$100,823

Income (Loss) Per Common Share — Basic
Continuing Operations	$.00	$.01	$.07	$.04
Discontinued Operations	—	(.02)	—	(.03)

Net Income (Loss) Per Common — Basic	$.00	$(.01)	$.07	$.01

Income (Loss) Per Common Share — Diluted
Continuing Operations	$.00	$.01	$.06	$.04
Discontinued Operations	—	(.02)	—	(.03)

Net Income (Loss) Per Common — Diluted	$.00	$(.01)	$.06	$.01

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006

Operating Activities — Continuing Operations
Net income	$542,666	$115,823
Loss from discontinued operations	—	254,285

Income from continuing operations	542,666	370,108
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	156,000	133,800
Deferred gain from sale of building	—	(4,047)
Changes in operating assets and liabilities:
Receivables	152,349	(60,015)
Inventories	(5,658)	56,964
Other assets	(6,810)	58,221
Accounts payable and accrued liabilities	237,123	(64,521)

Net Cash Provided by Operating Activities — Continuing Operations	1,075,670	490,510

Investing Activity — Continuing Operations Purchases of property and equipment	(47,585)	(42,427)

Financing Activity — Continuing Operations:
Payments on long-term and short-term debt	(84,414)	(159,885)

Discontinued Operations
Net Cash Provided (Used) by Discontinued Operations — Operating Activities	47,218	(2,044)

Increase in Cash and Cash Equivalents	990,889	286,154
Cash and Cash Equivalents at Beginning of Period	431,153	331,903

Cash and Cash Equivalents at End of Period	$1,422,042	$618,057

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. and Subsidiaries (collectively “the Company”) as of September 30, 2007 and the three and six months ended September 30, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of September 30, 2007, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
The March 31, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements of Broadview Institute, Inc. and Subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2007 included in its Form 10-KSB.
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
The Company’s consolidated financial statements for the three and six months ended September 30, 2006 have been reclassified to reflect the Company’s Chicago Media Production division as a discontinued operation (Note 10).

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)
2. Business Segments
The Company is engaged in two business segments, Education and Media Production. Segment information is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Education	$2,091,398	$1,846,705	$4,713,763	$4,045,039
Media production	136,114	116,556	258,656	207,138

Total Revenues	$2,227,512	$1,963,261	$4,972,419	$4,252,177

Operating Income (Loss)
Education	$(65,288)	$163,474	$397,363	$611,419
Media production	75,724	(93,318)	125,266	(212,294)

Total Operating Income (Loss)	$10,436	$70,156	$522,629	$399,125

Depreciation Expense
Education	$45,000	$27,000	$90,000	$54,000
Media production	33,000	39,900	66,000	79,800

Total Depreciation Expense	$78,000	$66,900	$156,000	$133,800

Interest Expense
Education	$—	$—	$—	$—
Media production	3,290	16,000	7,535	34,261

Total Interest Expense	$3,290	$16,000	$7,535	$34,261

	September 30,	March 31,
	2007	2007
Total Assets
Education	$2,857,492	$1,996,868
Media production	1,179,334	1,276,727
Discontinued operations	—	47,218

Total Assets	$4,036,826	$3,320,813

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)
3. Financing Facilities
Previously, the Company and Mr. Myhre, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note required monthly payments of $7,137 in principal and interest at the bank’s prime rate plus two percent. Both the note and line of credit were paid in full on March 27, 2007. On March 27, 2007, the Company obtained a new $300,000 line of credit from a bank (the Bank Line), which was guaranteed by Mr. Myhre. Borrowings under the Bank Line accrue interest at the bank’s prime rate (7.75% at September 30, 2007), are collateralized by all the Company’s assets and are due July 31, 2008. The Bank Line agreement requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no outstanding borrowings on the Bank Line at September 30, 2007 and March 31, 2007.
The Company had a $1,000,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% which expired December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007; the line of credit is now expired.
The Company holds equipment totaling $470,242 under capital leases. The capital leases require monthly payments of $9,280 through August 1, 2008 and $5,697 through October 1, 2007.
4. Income (Loss) Per Common Share
The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average number of common shares used in basic EPS	8,108,252	8,108,252	8,108,252	8,108,252
Weighted-average number of common shares used in diluted EPS	8,432,933	8,108,252	8,917,831	8,392,654
Warrants to purchase common stock were dilutive for the three and six months ended September 30, 2007. Warrants to purchase common stock were anti-dilutive for the three months ended September 30, 2006 and dilutive for the six months ended September 30, 2006. The Preferred stock Series B was dilutive for the six months ended September 30, 2007, and anti-dilutive for the three months ended September 30, 2007 and the three and six months ended September 30, 2006.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)
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
No share-based compensation expense is reflected in the consolidated statements of operations for the three and six months ended September 30, 2007 and 2006. At September 30, 2007 and 2006, there were no options outstanding and none were granted, vested or forfeited during the three and six month periods then ended.
6. Stockholders’ Equity
At September 30, 2007 and March 31, 2007, cumulative preferred stock dividends in arrears were $75,000 and $60,000.
7. Related Party Transactions
Previously, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company’s Chairman and CEO, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provides equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three and six month periods ended September 30, 2007, the Company billed MSB $83,000 and $162,000 for these services. For the three and six month periods ended September 30, 2006, the Company billed MSB $33,000 and $86,000 for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three and six month periods ended September 30, 3007, the Company expensed $75,000 and $150,000 for services from MSB. For the three and six month periods ended September 30, 3006, the Company expensed $60,000 and $90,000 for services from MSB.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building in Layton, Utah. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under a rental agreement with the same terms as noted above. Rent expense for the Layton campus was $97,500 and $195,000 for the three and six months ended September 30, 2007.
A portion of UCC revenues is from students who received financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman and CEO. As of September 30, 2007, Myhre Investments, LLC had $1,151,595 of loans outstanding to UCC students.
8. Investment
The Company has a $25,000 investment in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and receives a royalty on products sold by the partnership. The investment is accounted for under the cost method.
9. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Six Months Ended
	September 30,
	2007	2006

Cash paid for interest	$7,535	$34,261

Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$20,638	$—
Prepaid insurance paid by short-term debt	$—	$101,705

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)
10. Discontinued Operation
In November 2006, the Company decided to close its Chicago division. The Chicago division represented a component of the Company’s Media Production segment, had discrete financial information, and was regularly reviewed by the Company’s management. The operations and cash flows of this division have been eliminated from the ongoing operations of the Company and the Company has no significant continuing involvement with the former operations of this division. The closing of the Chicago facility was part of the Company’s transition and plan to refocus the Company on its Education business. The Company has relocated the equipment used in its Chicago facility to its Minneapolis facility. In March 2007, the Company entered into an agreement with the Chicago landlord related to the remaining term of the Chicago facility lease. The Company made a one-time payment of $275,000 and forfeited a rent deposit of approximately $35,000 for total consideration of $310,000 to terminate the lease. In the quarter ended December 31, 2006, the Company had accrued $300,000 for the estimated lease termination costs. The Company has been released from any and all obligations under the lease.
The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.
Revenue from discontinued operations was $253,017 and $608,279 for the three and six months ended September 30, 2006; there was no revenue from discontinued operations for the three and six months ended September 30, 2007.
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
Education is conducted through UCC, which is incorporated in the State of Utah. UCC has campuses located in West Jordan, Utah and Layton, Utah and is accredited to award diploma, Associate in Applied Science and Bachelor of Science degrees by the Accrediting Commission for Career Schools and Colleges of Technology for multiple business and healthcare careers. Part of the revenue recognized by UCC is funded
Media Production includes communication products and educational products, primarily video and audio based. The segment produces audio and video products and provides post-production services for independent production companies.
Critical Accounting Policies Include:
Revenue Recognition
For Education, revenues consist of tuition, lab fees, educational materials, application fees and other miscellaneous income. Tuition payments and lab fees received are deferred and recognized as revenue ratably over the related period of instruction. Educational materials, application fees and other miscellaneous income are recognized when charged to students.
For Media Production, revenue on long-term contracts is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion for work performed. Progress is generally based on physical progress of the various components in a production contract budget. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of revenue earned on its contracts. As of September 30, 2007, there are no long-term contracts in process. Revenues on other Media Production activities are recognized upon completion of the individual projects.
Receivables
For Education, receivables represent charges billed to students that are unpaid at the end of the reporting period. Receivables consist of trade receivables for Media Production.
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

Inventory
Inventory consists primarily of textbooks and educational materials and is stated at the lower of cost or market, based on the first-in, first-out method.
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed for impairment on a regular basis, at least annually. The Company does not believe goodwill is impaired at September 30, 2007.
Liquidity and Capital Requirements:
Net cash provided by operations was $1,075,670 for the six months ended September 30, 2007. This was due primarily to net income of $542,666, depreciation expense of $156,000, reduced receivables of $152,349, and increased accounts payable and accrued liabilities of $237,123, offset by increased inventory of $5,658 and increased other assets of $6,810. Investing activities used $47,585, reflecting purchases of property and equipment. Financing activities used $84,414 of cash for payments on long-term debt.
At September 30, 2007, the Company has $300,000 of available borrowings on its bank line of credit. Management believes that its credit facilities will allow the Company to continue operations in the normal course of business.
Management believes that inflation will not have a significant impact on the Company’s business.
RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the three months ended September 30, 2007 were $2,227,512 compared to revenues of $1,963,261 for the corresponding period of the prior year, a 13.5% increase. The revenue increase of $264,251 was attributable to UCC opening the Layton campus in January 2007. Revenues generated from the Layton campus were $387,370 for the three months ended September 30, 2007. Media Production revenues increased by $19,558, primarily due to increased studio rentals.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the three months ended September 30, 2007 totaled $1,601,495 compared to $1,210,947 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $390,548 or 32.3% was primarily the result of increased expenses related to the Layton campus.
MEDIA PRODUCTION COSTS AND SERVICES SOLD
Cost of media production and services sold for the three months ended September 30, 2007 totaled $42,239 compared to $98,788 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $56,549 or 57.3% was primarily the result of reduced salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2007 totaled $573,342 compared to $583,369 for the corresponding period of the prior year, a decrease of $10,027 or 1.7%. Reduced insurance, salaries and business development in Media Production was offset by increased management fees in Education.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2007 totaled $3,290 compared to $16,000 in the corresponding period of the prior year, a decrease of $12,710, or 79.4%. The decrease was the direct result of decreased debt.
INCOME TAX EXPENSE
There was no income tax expense recognized for the three months ended September 30, 2007 and September 30, 2006. No deferred tax benefit has been recorded due to management’s uncertainty that the related deferred tax assets will be realized.
DISCONTINUED OPERATIONS
There was no loss from discontinued operations for the three months ended September 30, 2007 compared to a loss of $133,569 for the corresponding period of the prior year. This decrease in the loss reflects termination of our Chicago facility in November 2006.
RESULTS OF CONTINUING OPERATIONS — SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the six months ended September 30, 2007 were $4,972,419 compared to revenues of $4,252,177 for the corresponding period of the prior year, a 16.9% increase. The revenue increase of $720,242 was attributable to UCC opening the Layton campus in January 2007. Revenues generated from the Layton campus were $762,120 for the six months ended September 30, 2007. Media Production revenues increased by $51,518, primarily due to increased studio rentals.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the six months ended September 30, 2007 totaled $3,246,379 compared to $2,526,898 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $719,481 or 28.5% was primarily the result of increased expenses related to the Layton campus.
MEDIA PRODUCTION COSTS AND SERVICES SOLD
Cost of media production and services sold for the six months ended September 30, 2007 totaled $88,967 compared to $201,178 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $112,211 or 55.8% was primarily the result of reduced salaries.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2007 totaled $1,114,444 compared to $1,124,976 for the corresponding period of the prior year, a decrease of $10,532 or 1.0%. Reduced insurance, salaries and business development in Media Production was offset by increased management fees in Education.

INTEREST EXPENSE
Interest expense for the six months ended September 30, 2007 totaled $7,535 compared to $34,261 in the corresponding period of the prior year, a decrease of $26,726, or 78.0%. The decrease was the direct result of decreased debt.
INCOME TAX EXPENSE
Income tax expense for the six months ended September 30, 2007 and September 30, 2006 totaled $0. No deferred tax benefit has been recorded due to management’s uncertainty that the related deferred tax assets will be realized.
DISCONTINUED OPERATIONS
Loss from discontinued operations for the six months ended September 30, 2007 totaled $0 compared to $254,285 for the corresponding period of the prior year. This decrease in the loss reflects termination of our Chicago facility in November 2006.
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

Part II — Other Information
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company’s shareholders was held on July 11, 2007.

(b)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
Laurence Zipkin	8,189,852	23,891
Robert Kramarczuk	8,212,452	1,291
Richard Letsche	8,212,507	1,236
Terry Myhre	8,212,057	1,686
Norm Winer	8,189,907	23,836
Item 6. Exhibits and Reports on Form 8-K
a)	Exhibits

See Exhibit Index following signature page

b)	Reports on Form 8-K
On August 14, 2007, the Company filed a Form 8-K under Item 2 “Results of Operations and Financial Condition” announcing its first quarter financial results for the fiscal year ended March 31, 2008.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	Broadview Institute, Inc.
(Registrant)

	By:	/s/Terry Myhre

Terry Myhre, Chief Executive Officer

	And:	/s/ H. Michael Blair

H. Michael Blair, Chief Financial Officer

EXHIBIT INDEX
BROADVIEW INSTITUTE, INC.
FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002