Form 10QSB
period 2007-12-31
BROADVIEW INSTITUTE INC
filed 2008-02-08
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended
DECEMBER 31, 2007
Commission File Number
0-8508
BROADVIEW INSTITUTE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota (State or other Jurisdiction of Incorporation or Organization)	41-0641789 (IRS Employer Identification Number)

4455 West 77th Street Minneapolis, MN (Address of Principal Executive Offices)	55435 (Zip Code)
Issuer’s telephone number including Area Code: 651-332-8010
Not Applicable.
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
Yes ☐     No ☑
8,108,252 shares of $.01 par value common stock were outstanding at February 1, 2008.
Transitional Small Business Disclosure Format (Check One):
Yes ☐      No ☑

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-QSB
December 31, 2007

Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,893,231	$431,153
Receivables, less allowance for doubtful accounts of $7,000 and $6,300	346,748	449,270
Inventories	224,265	218,607
Assets of discontinued operations	—	47,218
Other	48,465	28,305

Total Current Assets	2,512,709	1,174,553

Property and Equipment, net	1,263,327	1,403,350
Deposits and Investment	120,894	120,894
Goodwill	622,016	622,016

	$4,518,946	$3,320,813

Liabilities and Stockholders’ Equity

Current Liabilities
Current maturities of long-term and short-term debt	$80,267	$143,855
Accounts payable	349,433	312,708
Accrued expenses	162,643	113,027

Total Current Liabilities	592,343	569,590

Long-Term Debt, less current maturities	—	51,445
Deferred Rent	132,781	78,255

	725,124	699,290

Stockholders’ Equity
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, convertible to one share of common stock, 500,000 shares authorized, issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	3,857,654	3,857,654
Accumulated deficit	(149,914)	(1,322,213)

	3,793,822	2,621,523

	$4,518,946	$3,320,813

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$3,095,019	$2,519,250	$8,067,438	$6,771,427

Operating Expenses
Educational services and facilities	1,811,870	1,438,273	5,058,249	3,965,171
Media production products and services sold	42,092	86,265	131,059	287,443
Selling, general and administrative expenses	626,748	539,214	1,741,192	1,664,190

Total Operating Expenses	2,480,710	2,063,752	6,930,500	5,916,804

Operating Income	614,309	455,498	1,136,938	854,623

Other Income (Expense)
Interest expense	(1,835)	(14,115)	(9,370)	(48,376)
Interest income	17,159	12,562	44,731	17,806

Total Other Income (Expense)	15,324	(1,553)	35,361	(30,570)

Income from Continuing Operations	629,633	453,945	1,172,299	824,053

Loss from Discontinued Operations	—	(547,888)	—	(802,173)

Net Income (Loss)	$629,633	$(93,943)	$1,172,299	$21,880

Basic and Diluted Income (Loss) Available to Common Stockholders:

Net Income (Loss)	$629,633	$(93,943)	$1,172,299	$21,880
Less Cumulative Preferred Stock Dividends	(7,500)	(7,500)	(22,500)	(22,500)

Net Income (Loss) Available to Common Stockholders	$622,133	$(101,443)	$1,149,799	$(620)

Income (Loss) Per Common Share – Basic
Continuing Operations	$.08	$.06	$.14	$.10
Discontinued Operations	—	(.07)	—	(.10)

Net Income (Loss) Per Common – Basic	$.08	$(.01)	$.14	$.00

Income (Loss) Per Common Share – Diluted
Continuing Operations	$.07	$.05	$.13	$.09
Discontinued Operations	—	(.06)	—	(.09)

Net Income (Loss) Per Common – Diluted	$.07	$(.01)	$.13	$.00

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006

Operating Activities – Continuing Operations
Net income	$1,172,299	$21,880
Loss from discontinued operations	—	802,173

Income from continuing operations	1,172,299	824,053
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	219,000	218,700
Deferred gain from sale of building	—	(4,047)
Changes in operating assets and liabilities:
Receivables	102,522	(74,226)
Inventories	(5,658)	64,760
Other assets	(20,160)	92,568
Accounts payable and accrued liabilities	136,003	(20,086)

Net Cash Provided by Operating Activities – Continuing Operations	1,604,006	1,101,722

Investing Activity – Continuing Operations
Purchases of property and equipment	(102,113)	(207,719)
Proceeds from sale of property and equipment	28,000	—

Net Cash Used by Investing Activities – Continuing Operations	(74,113)	(207,719)

Financing Activity – Continuing Operations
Payments on long-term and short-term debt	(115,033)	(239,106)

Discontinued Operations
Net Cash Provided by Discontinued Operations – Operating Activities	47,218	14,873

Increase in Cash and Cash Equivalents	1,462,078	669,770
Cash and Cash Equivalents at Beginning of Period	431,153	331,903

Cash and Cash Equivalents at End of Period	$1,893,231	$1,001,673

See notes to condensed consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Broadview Institute, Inc. and Subsidiaries (collectively “the Company”) as of December 31, 2007 and the three and nine months ended December 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of December 31, 2007, and the condensed consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – continued
(Unaudited)
2. Business Segments
The Company is engaged in two business segments, Education and Media Production. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues
Education	$2,986,682	$2,407,912	$7,700,445	$6,452,951
Media production	108,337	111,338	366,993	318,476

Total Revenues	$3,095,019	$2,519,250	$8,067,438	$6,771,427

Operating Income (Loss)
Education	$574,194	$521,954	$971,557	$1,133,373
Media production	40,115	(66,006)	165,381	(278,750)

Total Operating Income (Loss)	$614,309	$455,498	$1,136,938	$854,623

Depreciation Expense
Education	$30,000	$45,000	$120,000	$99,000
Media production	33,000	39,900	99,000	119,700

Total Depreciation Expense	$63,000	$84,900	$219,000	$218,700

Interest Expense
Education	$—	$—	$—	$—
Media production	1,835	14,115	9,370	48,376

Total Interest Expense	$1,835	$14,115	$9,370	$48,376

	December 31,	March 31,
	2007	2007

Total Assets
Education	$3,436,456	$1,996,868
Media production	1,082,490	1,276,727
Discontinued operations	—	47,218

Total Assets	$4,518,946	$3,320,813

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – continued
(Unaudited)
3. Financing Facilities
Previously, the Company and Terry Myhre, the Chairman and shareholder, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note required monthly payments of $7,137 in principal and interest at the bank’s prime rate plus two percent. Both the note and line of credit were paid in full on March 27, 2007. On March 27, 2007, the Company obtained a new $300,000 line of credit from a bank (the Bank Line), which was guaranteed by Mr. Myhre. Borrowings under the Bank Line accrue interest at the bank’s prime rate (7.25% at December 31, 2007), are collateralized by all the Company’s assets and are due July 31, 2008. The Bank Line agreement requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no outstanding borrowings on the Bank Line at December 31, 2007 and March 31, 2007.
The Company had a $1,000,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% which expired December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007; the line of credit is now expired.
The Company holds equipment totaling $289,090 under capital leases. Certain capital leases required monthly payments of $5,697 through October 1, 2007 and the remaining leases require monthly payments of $9,280 through August 1, 2008.
4. Income (Loss) Per Common Share
The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Weighted-average number of common shares used in basic EPS	8,108,252	8,108,252	8,108,252	8,108,252

Weighted-average number of common shares used in diluted EPS	8,889,052	8,836,045	8,910,032	8,875,362
Warrants to purchase common stock and the Preferred Stock Series B were dilutive for the three and nine month periods ended December 31, 2007 and 2006.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – continued
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
No share-based compensation expense is reflected in the consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006. At December 31, 2007 and 2006, there were no options outstanding and none were granted, vested or forfeited during the three and nine month periods then ended.
6. Stockholders’ Equity
At December 31, 2007 and March 31, 2007, cumulative preferred stock dividends in arrears were $82,500 and $60,000.
7. Related Party Transactions
Previously, the Company entered into a strategic relationship with the Minnesota School of Business (MSB), a company owned by the Company’s Chairman, to offer digital video courses at the Company’s Minneapolis facility. The Company provides equipment and facilities for technical support to allow MSB to offer digital, video-based courses. Offering digital, video-based courses is intended to provide students instruction in an apprenticeship environment within a for-profit business. The terms include a quarterly charge per student. In addition, the Company produces promotional and training videos for MSB. For the three and nine month periods ended December 31, 2007, the Company billed MSB $57,000 and $219,000 for these services. For the three and nine month periods ended December 31, 2006, the Company billed MSB $27,000 and $113,000 for these services. The services were billed at rates consistent with similar independent customers. The Company also utilizes administrative, accounting and consulting services provided by MSB. For the three and nine month periods ended December 31, 2007, the Company expensed $75,000 and $225,000 for services from MSB. For the three and nine month periods ended December 31, 2006, the Company expensed $75,000 and $165,000 for services from MSB.

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – continued
(Unaudited)
In March 2007, Utah Career College (UCC) entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building in Layton, Utah. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under a rental agreement with the same terms as noted above. Rent expense for the Layton campus was $97,500 and $292,500 for the three and nine months ended December 31, 2007. Effective December 31, 2007, Mr. Myhre sold his entire interest in Myhre Holdings-Utah, LLC to an entity wholly owned by his children.
A portion of UCC revenues is from students who received financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman and CEO. As of December 31, 2007, Myhre Investments, LLC had $719,017 of loans outstanding to UCC students.
8. Investment
The Company has a $25,000 investment in a limited partnership that produces training videos, primarily for the restaurant industry. In return, the Company received limited partnership units and receives a royalty on products sold by the partnership. The investment is accounted for under the cost method.
9. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Nine Months Ended
	December 31,
	2007	2006

Cash paid for interest	$9,370	$48,376

Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$4,864	$—
Prepaid insurance paid by short-term debt	$—	$101,703

Broadview Institute, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – continued
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
Revenue from discontinued operations was $78,616 and $686,896 for the three and nine months ended December 31, 2006; there was no revenue from discontinued operations for the three and nine months ended December 31, 2007.
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
12. Subsequent Event
On February 4, 2008, the Company granted a 250,000 share restricted common stock award to an officer of the Company at a price of $2.06 per share. The restricted shares vest as follows: 50,000 shares on the grant date and 50,000 shares at each fiscal year-end, beginning March 31, 2009 through March 31, 2012, provided the officer remains an employee of the Company. Stock compensation expense recognized on the grant date related to the vested shares totaled $103,000.

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
For Media Production, revenue on long-term contracts is recognized on the percentage of completion method of accounting, utilizing measurements of progress towards completion for work performed. Progress is generally based on physical progress of the various components in a production contract budget. There are inherent uncertainties in estimating progress and percentage completed. Management considers production progress to be the best measure of revenue earned on its contracts. As of December 31, 2007, there are no long-term contracts in process. Revenues on other Media Production activities are recognized upon completion of the individual projects.
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
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed for impairment on a regular basis, at least annually. The Company does not believe goodwill is impaired at December 31, 2007.
Liquidity and Capital Requirements:
Net cash provided by operations was $1,604,006 for the nine months ended December 31, 2007. This was due primarily to net income of $1,172,299, depreciation expense of $219,000, reduced receivables of $102,522, and increased accounts payable and accrued liabilities of $136,003, offset by increased inventory of $5,658 and increased other assets of $20,160. Investing activities used $74,113, reflecting purchases of property and equipment offset by proceeds from the sale of equipment of $28,000. Financing activities used $115,033 of cash for payments on long-term debt.
At December 31, 2007, the Company has $300,000 of available borrowings on its bank line of credit. Management believes that its cash and cash equivalents balances and credit facilities will allow the Company to continue operations in the normal course of business.
Management believes that inflation will not have a significant impact on the Company’s business.
RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the three months ended December 31, 2007 were $3,095,019 compared to revenues of $2,519,250 for the corresponding period of the prior year, a 22.9% increase. The revenue increase of $575,769 was primarily attributable to UCC opening the Layton campus in January 2007. Revenues generated from the Layton campus were $604,639 for the three months ended December 31, 2007. Media Production revenues decreased by $3,001, primarily due to decreased studio rentals.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the three months ended December 31, 2007 totaled $1,811,870 compared to $1,438,273 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $373,597, or 26.0%, was primarily the result of increased expenses related to the Layton campus.
MEDIA PRODUCTION COSTS AND SERVICES SOLD
Cost of media production and services sold for the three months ended December 31, 2007 totaled $42,092 compared to $86,265 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $44,173, or 51.2%, was primarily the result of reduced salaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 2007 totaled $626,748 compared to $539,214 for the corresponding period of the prior year. The increase of $87,534, or 16.2% was primarily due to increased advertising activity.
INTEREST EXPENSE
Interest expense for the three months ended December 31, 2007 totaled $1,835 compared to $14,115 in the corresponding period of the prior year, a decrease of $12,280, or 87.0%. The decrease was the direct result of decreased debt.
INCOME TAX EXPENSE
There was no income tax expense recognized for the three months ended December 31, 2007 and 2006. No deferred tax benefit has been recorded due to management’s uncertainty that the related deferred tax assets will be realized.
DISCONTINUED OPERATIONS
There was no loss from discontinued operations for the three months ended December 31, 2007 compared to a loss of $547,888 for the corresponding period of the prior year. This decrease in the loss reflects termination of our Chicago facility in November 2006.
RESULTS OF CONTINUING OPERATIONS — NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the nine months ended December 31, 2007 were $8,067,438 compared to revenues of $6,771,427 for the corresponding period of the prior year, a 19.1% increase. The revenue increase of $1,296,011 was primarily attributable to UCC opening the Layton campus in January 2007. Revenues generated from the Layton campus were $1,366,759 for the nine months ended December 31, 2007. Media Production revenues increased by $48,517, primarily due to increased studio rentals.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the nine months ended December 31, 2007 totaled $5,058,249 compared to $3,965,171 for the corresponding period of the prior year. This increase in the cost of educational services and facilities of $1,093,078 or 27.6% was primarily the result of increased expenses related to the Layton campus.
MEDIA PRODUCTION COSTS AND SERVICES SOLD
Cost of media production and services sold for the nine months ended December 31, 2007 totaled $131,059 compared to $287,443 for the corresponding period of the prior year. This decrease in the cost of products and services sold of $156,384, or 54.4%, was primarily the result of reduced salaries.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended December 31, 2007 totaled $1,741,192 compared to $1,664,190 for the corresponding period of the prior year. The increase of $77,002, or 4.6% was primarily due to increased advertising activity.

INTEREST EXPENSE
Interest expense for the nine months ended December 31, 2007 totaled $9,370 compared to $48,376 in the corresponding period of the prior year, a decrease of $39,006, or 80.6%. The decrease was the direct result of decreased debt.
INCOME TAX EXPENSE
There was no income tax expense recognized for the nine months ended December 31, 2007 and 2006. No deferred tax benefit has been recorded due to management’s uncertainty that the related deferred tax assets will be realized.
DISCONTINUED OPERATIONS
There was no loss from discontinued operations for the nine months ended December 31, 2007, compared to a loss of $802,173 for the corresponding period of the prior year. This decrease in the loss reflects termination of our Chicago facility in November 2006.
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

Part II – Other Information
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 6. Exhibits and Reports on Form 8-K
a)	Exhibits

See Exhibit Index following signature page

b)	Reports on Form 8-K
On November 14, 2007, the Company filed a Form 8-K under Item 2 “Results of Operations and Financial Condition” announcing its second quarter financial results for the fiscal year ended
March 31, 2008.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2008	Broadview Institute, Inc. (Registrant)
	By:	/s/ Laurence S. Zipkin
Laurense S. Zipkin, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer

EXHIBIT INDEX
BROADVIEW INSTITUTE, INC.
FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 2007

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002