Form 10KSB
period 2008-03-31
BROADVIEW INSTITUTE INC
filed 2008-06-30
CIK 73048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d)
of
The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

Commission File Number: 0-8505
BROADVIEW INSTITUTE, INC.
(Name of Small Business Issuer in its Charter)

Minnesota	41-0641789
(State of incorporation)	(I.R.S. Employer Identification No.)
8089 Globe Drive
Woodbury, MN 55125
(Address of principal executive offices) (Zip Code)
Telephone Number: (651) 332-8000

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01
Rights to purchase shares of Series A Preferred Stock
per Shareholder Rights Agreement dated July 31, 1998

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The issuer’s revenues for the fiscal year ended March 31, 2008 were $10,259,154.
The aggregate market value of the common stock held by non-affiliates based upon the closing sale price of the registrant’s common stock as of June 13, 2008 was approximately $3,471,964.
Shares of $.01 par value common stock outstanding at June 13, 2008: 8,158,252
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

i

Introduction
Broadview Institute, Inc. and its wholly-owned subsidiary, C Square Educational Enterprises, are referred to herein as “we”, “our”, the “Registrant” or the “Company” unless the context indicates otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Broadview Institute, Inc., a Minnesota corporation incorporated in 1945, offers private career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, a Utah corporation incorporated in 2002 (d/b/a Utah Career College and hereafter referred to as UCC). UCC has campuses located in West Jordan, Utah and Layton, Utah, and is accredited by the Accrediting Commission for Career Schools and Colleges of Technology (ACCSCT) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
On August 9, 2006, the name of the Registrant was changed from Broadview Media, Inc. to Broadview Institute, Inc. Previously, the Registrant operated under the name Northwest Teleproductions, Inc.
In March 2003, Minnesota businessman Terry Myhre invested in the Company, became its single largest shareholder and also was elected to the Company’s Board of Directors. Mr. Myhre owns or has the controlling interest in the Minnesota School of Business (MSB) and Globe University (GU) (collectively GU/MSB), which are privately-owned, post-secondary schools offering career-focused training. MSB has eight campuses located in Richfield, Brooklyn Center, Plymouth, Shakopee, St. Cloud, Rochester, Blaine and Moorhead, Minnesota. GU has campuses in Woodbury, Minnesota and Eau Claire, Wisconsin. MSB and GU have been educating students for more than one hundred years and currently have a combined enrollment of 5,600 students. In addition, Mr. Myhre has interests in the following specialty education schools: Truck America Training, Minnesota School of Cosmetology, The Institute of Production and Recording, and Duluth Business University.
Mr. Myhre became Chairman and CEO of the Company in January 2004 and increased his stock and warrant holdings in the Company in March 2005 and July 2005. The July 2005 increase was in connection with our acquisition of UCC. To consummate our acquisition of UCC, we issued 5,000,000 shares of our common stock in exchange for all of the outstanding shares of UCC, of which 3,403,750 were issued to Mr. Myhre, the majority owner of UCC. Including warrants held by Mr. Myhre for the purchase of 650,000 shares of our common stock, he owned as of the date of this Annual Report holdings representing 64% of the Company’s shares (assuming exercise of his warrants).
The acquisition of UCC was accounted for as a merger of an entity under common control since Mr. Myhre, our largest shareholder, and the largest shareholder of UCC, had a controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.
The Company utilizes executive, administrative, accounting and consulting services provided by GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology software support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. This arrangement for administrative, accounting and consulting services with GU/MSB may be terminated by either party upon reasonable notice to the other. In 2008 and 2007, expenses for services from GU/MSB were $300,000 and $240,000. We believe the fees we are currently paying GU/MSB for these services are competitive with, or less than, what we would have to pay to provide these services ourselves or to obtain them from another third party.

In June 2008, the Company’s Board of Directors and Audit Committee approved and we entered into a new Service Level Agreement with GU/MSB, pursuant to which the executive, administrative, accounting and consulting services will be provided in the future. Under this agreement, our payments to GU/MSB for these services will increase to $50,000 per month beginning July 2008. See item 8B for more information concerning this agreement.
Until March 31, 2008, the Company was engaged in two business segments, Education and Media Production. Our Media Production segment created and produced television shows, communication and educational products for cable networks, corporations, associations and large publishers, as well as provided post-production services for independent production companies.
In November 2006, the Company decided to close its Chicago location, which represented a component of the Company’s Media Production segment, had discrete financial information, and was regularly reviewed by the Company’s management. The Company relocated the equipment used in its Chicago facility to its Minneapolis facility. In March 2007, the Company entered into an agreement with the Chicago landlord related to the remaining term of the Chicago facility lease. The Company made a one-time payment of $275,000 and forfeited a rent deposit of approximately $35,000 for total consideration of $310,000 to terminate the lease. Upon ceasing operations in Chicago, the Company stopped actively marketing its media production services and relied solely on business from existing customers on a project-by-project basis until the complete discontinuation of our Media Production segment as of March 31, 2008, as discussed in further detail below.
From May 2004 until March 31, 2008, the Company maintained a strategic relationship with MSB to offer digital video courses at the Company’s Minneapolis Media Production facility. Under the terms of this relationship with MSB, the Company provided equipment, facilities and technicians for technical support to allow MSB to offer digital video courses.
The digital video courses offered by MSB as part of the Associate in Applied Science degree program in Digital Video and Media Production are video production, camera operations, sound for video, video after effects, video lighting and sound, and video editing. The payment terms under our agreement with MSB included a quarterly charge per student at rates which the Company would receive in an arm’s-length transaction consistent with similar independent customers. For the years ended March 31, 2008 and 2007, the Company billed MSB approximately $89,000 and $81,000 for providing equipment, facilities and technician services.
The Company also produced video products for MSB through March 31, 2008. We produced commercials promoting MSB as an educational organization offering numerous programs of study as well as videos used by MSB as teaching tools. Services under this arrangement with MSB were on a time and materials basis and the Company charged a flat fee to MSB at rates which the Company would receive in an arm’s length transaction. This arrangement was done on an order-by-order basis and there was no requirement that MSB continue to use our services for production of these video products. For the years ended March 31, 2008 and 2007, we billed MSB approximately $206,000 and $106,000 for producing such video products.
In line with the Company’s current plans to focus on our Education business, we discontinued our Media Production segment entirely, effective March 31, 2008. The Company sold its remaining Media Production equipment to MSB for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Minneapolis facility lease. The estimated remaining cost under the lease is $1,600,000. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000.

In March 2008, UCC received approval from the ACCSCT on its Branch Application, Part I, for a new campus location in Orem, Utah.  The approval allows us to assemble an admissions team to pursue enrollments for a future start date and advertise a new branch campus for UCC; however, the new campus is not considered accredited until we receive approval from the ACCSCT on the Branch Application, Part II.  As of the date of this filing, UCC had not submitted the Branch Application, Part II for the new Orem campus.  A new campus must be accredited by ACCSCT before UCC can apply for the new location to be recognized by the USDE and participate in Title IV programs.  We expect to begin offering courses at our new campus in Orem, Utah during October 2008 and will pursue all appropriate approvals for our new location when all application criteria have been met.
With the Company’s focus on educational services, highlighted by the discontinuation of the Media Production segment at the end of 2008, and the expansion of UCC noted above, management believes that our vision for growth in education will produce long-term rewards, including increased shareholder value.
Principal Products and Services
Our business is conducted through our wholly-owned subsidiary, UCC, which is a provider of private, post-secondary education. UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction through a consortium agreement with MSB. UCC had approximately 866 students as of April, 2008, compared to 738 students as of April, 2007.
Programs of study range from 12 to 45 months and include from 660 to 2,245 hours of instruction. The programs and their percentage of the student population at March 31, 2008 and 2007 were:

Program	2008	2007
A.A.S. Veterinary Technology	30.7%	32.0%
A.A.S. Nursing	16.2%	20.7%
A.A.S. Paralegal Studies	7.6%	8.4%
Select Courses (non-degree)	6.6%	4.6%
A.A.S. Medical Assistant	6.1%	6.6%
A.A.S. Health & Exercise Science	6.1%	4.2%
A.A.S. Business Administration	5.3%	1.8%
A.A.S. Massage Therapy	3.7%	2.2%
Diploma Medical Assistant	3.5%	5.7%
B.S. Health & Exercise Science	2.5%	1.6%
A.A.S. Accounting & Taxation	2.4%	1.5%
Diploma Massage Therapy	1.7%	2.7%
Diploma Pharmacy Technology	1.6%	2.0%
A.A.S. Pharmacy Technology	1.4%	2.7%
Diploma Medical Coding & Billing	1.2%	—%
A.A.S. Health Information Technology	0.9%	0.7%
A.A.S. Information Technology	0.9%	—%
B.S Paralegal Studies	0.7%	0.4%
Diploma Legal Administrative Assistant	0.7%	0.4%
A.A.S. Advertising & Design	0.1%	1.6%
B.S. Information Technology	0.1%	—%
Diploma Advertising & Design	—%	0.2%

	100.0%	100.0%

Recruitment and Admissions
A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her earning capacity.
We have an Admissions Department at each residential campus that is responsible for conducting admissions interviews with potential applicants to provide information regarding the programs and to assist with the application process, including a standardized presentation for every applicant for all programs.
The admissions criteria vary according to the program of study. Generally, each applicant for enrollment must have a high school diploma or the equivalent of a high school diploma.
Student Completion
We strive to help students complete their program of study through admissions screening, financial planning and student services. Programs of study are offered in the day and evening to meet the students’ scheduling needs, and many courses are available through online delivery. Our campuses offer all programs at all times.
If a student terminates enrollment prior to completing a program, federal and state regulations permit UCC to retain only a certain percentage of the total tuition, which varies with, but generally equals or exceeds, the percentage of the program completed. Amounts received by UCC in excess of such set percentage of tuition are refunded to the student or the appropriate funding source. Our average student completion rate for the years ended March 31, 2008, 2007, and 2006 were approximately 43%, 54%, and 49%. These rates were determined in accordance with the standards set forth by ACCSCT.
Student Placement
Although, like other post-secondary educational institutions, UCC does not guarantee job placement, UCC does, through placement personnel, provide job placement assistance for graduates. Our placement office maintains job website links and provides job hotline information. We also assist students in the preparation of résumés and in identifying employment leads.
Markets and Distribution
The primary market for UCC currently includes applicants from the Greater Salt Lake City area. UCC uses its own admissions teams and markets its courses through print, television, radio and telemarketing outlets.
Competition
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

Dependence on One or a Few Customers
UCC receives substantial revenue from Title IV student financial aid programs administered through the U.S. Department of Education (USDE). Any change in eligibility status of UCC to administer these programs would significantly affect UCC’s operations.
Patents and Trademarks
The Registrant claims common law trademark rights in the names Utah Career College and Broadview Institute. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.
Government Approvals and Effect of Governmental Regulations
UCC is in a highly regulated industry with oversight by several agencies including the USDE and ACCSCT.
Student Financial Aid and the Regulation of the Post-Secondary Education Industry
Most of our students require assistance in financing their education. UCC participates in financial aid programs under the Title IV programs administered by the USDE, and other private financing options are available. A majority of students who attend our school are eligible to participate in some form of government-sponsored financial aid program. Federal financial aid programs are subject to extensive regulatory requirements imposed by the USDE.
The Title IV programs provide grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the USDE. Recipients of Title IV program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.
Types of loan programs include:
Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the USDE. Our school and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our school under the FFEL program are Stafford loans and PLUS loans.
Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have demonstrated financial need are eligible to receive a subsidized Stafford loan, with the USDE paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after program completion. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after graduation. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan. A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan. The USDE has established maximum annual and aggregate borrowing limits with respect to Stafford loans, and these limits are generally less than the cost of education at UCC.

Federal Grants. Title IV program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The USDE makes Pell grants up to a maximum amount per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.
USDE Regulation of Federal Student Financial Aid Programs. To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, must be accredited by an accrediting agency recognized by the USDE, and must be certified as eligible by the USDE. The USDE will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act of 1965, as amended (HEA), and the USDE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the USDE on an ongoing basis. HEA regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm.
State Authorization for U.S. Institutions. State licensing agencies are responsible for the oversight of educational institutions. Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. Currently, UCC is authorized by its applicable state licensing agency or agencies. In the State of Utah, UCC is exempt from registration requirements because UCC is accredited by ACCSCT. Certain programs offered by UCC require approval, including the Pharmacy Technology and Nursing programs, and all such programs have received all necessary approvals from the appropriate state agencies.
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
Accrediting agencies also are responsible for overseeing educational institutions. Continued approval by an accrediting agency recognized by the USDE is necessary for an institution to maintain eligibility to participate in Title IV programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. UCC is accredited by the ACCSCT. West Jordan was most recently granted renewal of accreditation effective April 2006 for a period of five years. The Layton branch was granted initial recognition of accreditation effective January 2007 through January 2009.

Accrediting commission oversight may occur at several levels. The ACCSCT may require a school to submit a response to one or more stipulations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements. The ACCSCT may also require a school to submit periodic reports to monitor one or more specified areas of performance. In cases where the ACCSCT has reason to believe that a school is not in compliance with accreditation standards and other requirements, the ACCSCT may place a school on probation, or order the school to show cause as to why accreditation should not be withdrawn. A school under a Show Cause Order or Probation Order is required to demonstrate corrective action and compliance with accrediting standards within a specified time period. Based on the school’s actions and response, the ACCSCT may remove the order, continue the order, or withdraw the school’s accreditation. If UCC were to lose its accreditation, students attending UCC would not be eligible to participate in Title IV programs. UCC’s inability to participate in Title IV program funding would have a significant impact on our operations. UCC is currently not under any stipulations, special reporting requirements, or a Show Cause Order or Probation Order.
Legislative Action.  The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV programs.  On May 30, 2008, an act to temporarily extend the programs under HEA until June 30, 2008 was passed into law.  As of June 25, 2008, Congress again passed an act to temporarily extend the programs under HEA until July 31, 2008.  Management believes Congress will continue to work towards a long-term reauthorization of HEA, and in the interim, will continue to pass temporary extensions until a long-term reauthorization is passed into law.   On May 7, 2008, the President signed into law the Ensuring Continued Access to Student Loans Act of 2008.  The bill increases unsubsidized Stafford loan limits by $2,000 and increases aggregate loan limits, provides the Secretary of Education the authority to purchase FFEL loans from lenders, allows the Department of Education to designate an entire institution as eligible for lender of last resort loans, provides a grace period and deferment for Parent PLUS borrowers and makes changes to the ACG and SMART Grants.
There may be certain further legislative changes; however, at this time we cannot determine the scope, content or effect of such changes.
Student Loan Default Rates. An institution may lose eligibility to participate in some or all Title IV programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal award year default on those loans by the end of the next federal fiscal year.
An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or Pell programs for the remainder of the federal award year in which the USDE determines that such institution has lost its eligibility and for the two subsequent federal award years. An institution whose cohort default rate under the FFEL program for any federal award year exceeds 40% will no longer be eligible to participate in the FFEL program for the remainder of the federal award year in which the USDE determines that the institution has lost its eligibility and for the two subsequent federal award years. An institution whose cohort default rate under the FFEL program equals or exceeds 25% for any one of the three most recent federal award years may be placed on provisional certification status by the USDE for up to four years.
UCC has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. UCC has not had a FFEL cohort default rate of 25% or greater during any of the last three federal award years. The following table sets forth the FFEL cohort default rates for UCC for federal award years 2005, 2004 and 2003. The rates for years 2006 and 2007 have not yet been received.

	UCC Cohort Default Rates
	2005	2004	2003
Rate	13.5%	14.7%	8.9%

Financial Responsibility Standards. To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE. The USDE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited consolidated financial statements.
To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual consolidated financial statements. The USDE calculates an institution’s composite score, which may range from –1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. An institution that does not meet the USDE’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the USDE in an amount equal to at least 50% of Title IV program funds received by the institution during its prior fiscal year, or posting a letter of credit in an amount equal to at least 10% of Title IV program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV program funds, including, in certain circumstances, receipt of Title IV program funds under an agreement other than the USDE’s standard advance funding arrangement.
Currently, the Company is not required to post a letter of credit or accept other conditions on its participation in Title IV programs, as we have met the USDE’s financial responsibility standards. UCC’s composite score as of and for the year ended March 31, 2008 was 3.0 relative to a maximum score of 3.0. If, however, the Company fails to satisfy the USDE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected should the Company not have adequate resources to meet the letter of credit requirements described above. UCC’s financial data used to calculate the composite score is the Company’s data on a consolidated basis.
Return and Refunds of Title IV Program Funds. An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. Compliance with refund calculation provisions is audited on an annual basis.
Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such an additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the USDE finds the application to be materially complete, the USDE may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the USDE’s continued review of the transaction and certain other conditions. Subsequent to the USDE’s review of the complete application filed as a result of the transaction, the USDE will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the USDE. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds.

The Company’s acquisition of UCC in July 2005 required review and recertification for our participation in Title IV programs. UCC filed a change in ownership application. The USDE found UCC’s application to be materially complete. Accordingly, the USDE generated a Temporary Program Participation Agreement allowing UCC’s students to continue receiving federal funding. The USDE granted a Temporary Program Participation Agreement to UCC on August 10, 2005. In May 2008, the USDE recertified UCC through March 2014, thereby removing our provisional status.
Compliance with “90/10 Rule.” Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the last complete fiscal year were derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following award year. For the fiscal year ended March 31, 2008, UCC received $6,878,351 of Title IV funds and total eligible cash receipts of $10,158,938 resulting in a percentage of 68%. This compares to fiscal year ended March 31, 2007 in which UCC received $5,553,334 of Title IV funds and total eligible cash receipts of $8,433,266 resulting in a percentage of 66%. Financial data used to calculate UCC 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.
Administrative Capability. USDE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria relate to, among other things:
•	that the Company complies with all applicable federal student financial aid regulations;

•	that the Company have capable and sufficient personnel to administer the federal student financial aid programs;

•	that the Company provides financial aid counseling to its students; and

•	that the Company submit all reports and financial statements required by the regulations.
Restrictions on Payment of Bonuses, Commissions or Other Incentives. An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the USDE published new regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the USDE has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the USDE has announced that it will no longer review and approve individual schools’ compensation plans. Although the Company cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the HEA and the new regulations promulgated by the USDE.
Eligibility and Certification Procedures. Under the provisions of the HEA, an institution must apply to the USDE for continued certification to participate in Title IV programs at least every six years or when it undergoes a change of control, as discussed above. The USDE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV program funds. The USDE may withdraw an institution’s provisional certification without advance notice if the USDE determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain USDE approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features. Currently, UCC is certified by the USDE through 2014.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violation. UCC is subject to and, at any moment in time, is likely to have pending audits, compliance reviews, inquiries and investigations by the USDE and other state regulatory agencies, accrediting agencies, and other third parties that may allege violations of regulations, accreditation standards, or other regulatory requirements applicable to us. There are no current pending matters affecting UCC. The HEA also requires that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the USDE for review within six months of the institution’s fiscal year end.
Research and Development
Development of new course offerings by UCC is expensed as incurred and is not separately tracked and recorded in the Company’s consolidated financial statements.
Effect of Environmental Regulation
To management’s knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which the Company has had or is expected to have a material effect on the capital expenditures, earnings and competitive position.
Employees
As of May 15, 2008, UCC had 80 full-time employees and 74 part-time employees. Of the UCC’s total employees, 63 were part-time faculty members. Parent company Broadview Institute, Inc. has its Chief Executive Officer as its only employee.
Risks Related to the Highly-Regulated Industry in which We Operate Include:
•
Failure by UCC to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal financial aid funding for our students, or loss of our authorization to operate our school.

•
Loss of UCC’s state authorization or its accreditation by ACCSCT would make it unable to offer accredited educational programs, and students would be unable to participate in Title IV programs. Such penalties would likely require UCC to close its campuses.

•
Congress must reauthorize HEA approximately every 6 years. 1998 is the date of the most recent reauthorization, and at that time HEA was reauthorized until September 30, 2004, which was temporarily extended. On May 30, 2008, an act to temporarily extend the programs under HEA until June 30, 2008 was passed into law.  As of June 25, 2008, Congress again passed an act to temporarily extend the programs under HEA until July 31, 2008.  Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of UCC or its students to participate in Title IV programs could have a material adverse effect on our student population, financial condition, results of operations and cash flows. Legislative action may also require UCC to modify its practices for the school to comply fully with applicable requirements. Such changes could result in additional, significant administrative costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

•
UCC may lose its eligibility to participate in Title IV programs if its student loan default rates are greater than the standards set by the USDE. If UCC were ineligible to participate in Title IV programs, this would have a material adverse effect on our business, financial condition, results of operations and cash flows, and the Company would likely have to close its campuses.

•
We may be required to post a letter of credit or accept other limitations to continue UCC’s participation in Title IV programs if we do not meet the USDE’s financial responsibility standards or if our school does not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.

•
We cannot open new schools or branch campuses of our existing school and we cannot offer new programs if these new locations and program offerings are not timely approved by the USDE and state and accrediting regulators, as applicable. Also, we may have to repay Title IV program funds disbursed to students enrolled at a new location or in a new program offering at an existing location if the Company does not obtain prior approval from the USDE and state and accrediting regulators, as applicable. UCC has Branch 1 level approval from ACCSCT for our proposed third branch campus in Orem, Utah, which allows UCC to establish a temporary admissions office for our proposed third location. UCC cannot receive Title IV funds for students at our proposed third campus until UCC receives Branch 2 level approval from ACCSCT and receives approval for the new location from the USDE, which will not occur until the proposed third campus location opens. Accordingly, as UCC proceeds, it will be offering courses prior to receiving the final Branch 2 level ACCSCT approval for our proposed third campus, and Title IV funds may not be available. If Title IV funds are not available, students at our proposed third campus would need to pay for courses themselves or apply for loans from private lenders without the immediate availability of Title IV financial aid. This may impact students’ willingness to enroll.

•
The Company would lose its eligibility to participate in the Title IV programs if, on a cash accounting basis, our UCC business derived more than 90% of our revenue for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs.

•
If UCC fails to satisfy any of the USDE’s criteria for administrative capability, the USDE may require the repayment of Title IV program funds disbursed by UCC, may require UCC to receive Title IV program funds under an agreement other than the USDE’s standard advance funding agreement, may commence a proceeding to impose a fine or limit, suspend or terminate the participation of UCC in Title IV programs.

•	If we were found to violate standards related to payment of commissions, bonuses and other incentive payments, the USDE could impose monetary fines, penalties or other sanctions on the Company.

•
Investigations, claims, and actions against the Company and other companies in our industry could adversely affect our business and stock price. Even if the Company satisfactorily resolves such investigations, claims and actions, we may have to expend substantial resources to address and defend those claims or actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Business Include:
•
The Company’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

•
High interest rates could adversely affect our ability to attract and retain students because the cost of education may be unaffordable for students. Changes in credit requirements may impact current or prospective students’ ability to obtain financing for the cost of education.

•
If the Company fails to effectively identify, establish, and operate new branch campuses of our existing school, our growth may be slowed and our profitability may be adversely affected. There can be no assurance that we will be able to establish additional campuses.

•
The Company’s financial performance depends, in part, on our ability to keep pace with changing market needs and technology. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. Our educational programs must keep pace with these evolving requirements. If we cannot respond to changes in industry requirements, it could have a material adverse effect on our business, results of operations or financial condition.

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

•	The Company’s financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our school and programs among high school graduates and working adults.

•
The loss of our key personnel could harm our business. The Company’s success depends upon our ability to attract and retain highly qualified faculty, campus administrators and corporate management. We may have difficulty locating, hiring and retaining qualified personnel. The loss of service of key personnel, or failure to attract and retain other qualified and experienced personnel could cause our business to suffer.

Risk Related to Our Common Stock Include:
•
The trading price of the Company’s common stock may fluctuate substantially as a result of a number of factors, many of which are not in our control. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased. Some of these factors include:

•	Our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	Quarterly variations in our operating results;

•	Changes in the legal or regulatory environment in which we operate;

•	General conditions in the for-profit, post-secondary education industry, including changes in federal and state laws and regulations and accreditation standards;

•	The initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including any adverse publicity related thereto;

•	Price and volume fluctuations in the overall stock market;

•	The loss of key personnel; and

•	General economic conditions.
•
The stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY
The Registrant uses leased properties as follows:

Location	General Description	Lease Terms
1902 West 7800 South West Jordan, Utah	17,500 square feet; office and education facility.	Lease expires January 7, 2020. See Notes to Consolidated Financial Statements.

1746, 1740 and 1800 West 7800 South West Jordan, Utah	16,800 square feet; office and education facility.	Lease expires June 30, 2019. See Notes to Consolidated Financial Statements.

869 West Hill Field Rd. Layton, Utah	31,200 square feet; office and education facility.	Lease expires December 31, 2016. See Notes to Consolidated Financial Statements.
The term of the non-cancelable lease for the property at 1902 West 7800 South, West Jordan, Utah that commenced January 2000 expires in January 2020. Rent is $19,383 per month until January 2010, will be $21,299 per month until January 2015 and will be $23,429 per month through the end of the lease term.
The term of the non-cancelable lease for the property at 1745,1740 and 1800 West 7800 South, West Jordan, Utah that commenced October 2002 expires June 2019. Rent is $19,064 per month beginning in July 2007 and increases yearly by 2.5%.
The term of the non-cancelable lease for the property at 869 West Hill Field Rd, Layton Utah that commenced January 2007 expires December 2016. Rent is $32,500 per month until December 2011 and increases in calendar years 2012-2016 by the percentage increase in the Consumer Price Index between the 61st month of the lease divided by the 1st month of the lease.
The Registrant believes such properties to be in good condition and adequate for its present and foreseeable operations. The Registrant believes its property is adequately covered by insurance.
ITEM 3. LEGAL PROCEEDINGS
The Registrant is not a party to any pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Registrant’s shareholders during the fourth quarter of the Registrant’s 2008 fiscal year.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol BVII. The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid common stock dividends since fiscal year 1991. The number of record holders of the Company’s common stock as of March 31, 2008 was approximately 700.

	Year Ended March 31
	2008		2007
	High	Low	High	Low
MARKET PRICES

Quarter Ended:
June 30	$2.60	$1.45	$2.60	$1.80
September 30	3.25	2.05	2.60	1.40
December 31	2.90	2.01	2.50	1.50
March 31	2.70	1.65	2.20	1.70

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION*
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended March 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA

Revenues	$10,259,154	$8,717,468	$6,645,600	$5,893,394	$4,991,759
Operating expenses
Educational services and facilities	6,655,984	5,467,243	4,358,221	3,468,443	2,760,090
Selling, general and administrative	2,555,032	1,935,636	1,896,758	2,321,629	2,559,085

Total operating expenses	9,211,016	7,402,879	6,254,979	5,790,072	5,319,175

Operating income (loss)	1,048,138	1,314,589	390,621	103,322	(327,416)

Other income:
Interest income	62,784	31,399	—	—	—

Continuing operating income (loss)	1,110,922	1,345,988	390,621	103,322	(327,416)
Income tax expense (benefit)	(1,294,473)	—	(45,946)	115,386	125,309

Income (loss) from continuing operations	2,405,395	1,345,988	436,567	(12,064)	(452,725)
Discontinued operations income (loss)	(81,181)	(1,181,853)	(922,072)	(522,904)	237,732

Net income (loss)	$2,324,214	$164,135	$(485,505)	$(534,968)	$(214,993)

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share:
Basic	$0.28	$0.02	$(0.07)	$(0.07)	$(0.03)
Diluted	$0.25	$0.02	$(0.07)	$(0.07)	$(0.03)

BALANCE SHEET DATA

Total assets	$5,754,635	$3,320,813	$3,652,438	$3,466,458	$2,934,138
Property and equipment, net	$956,453	$962,797	$726,149	$202,889	$172,348
Stockholders’ equity	$5,048,737	$2,621,523	$2,457,388	$2,455,393	$1,340,201
Common shares outstanding	8,158,252	8,108,252	7,747,942	7,720,747	7,303,747

*	The consolidated financial information for periods prior to 2008 has been reclassified to reflect the Company’s Media Production segment as a discontinued operation.
The preceding selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Overview:
Broadview Institute, Inc. (the “Company”) offers private career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as “UCC”). UCC has campuses located in West Jordan, Utah and Layton, Utah, and is accredited by the Accrediting Commission for Career Schools and Colleges of Technology (ACCSCT) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.

The Company, formerly known as Broadview Media, Inc., was formerly engaged in two business segments – Education and Media Production. Media Production included television shows and communication and educational products that were primarily video and audio based. The segment created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
In November 2006, the Company closed its Chicago location, which represented a component of the Company’s Media Production segment. The Company relocated the equipment used in its Chicago facility to its Minneapolis Media Production facility. In line with the Company’s current plans to focus on its Education business, the Media Production segment was discontinued entirely effective March 31, 2008. Both the Chicago and Minneapolis locations of the Media Production segment had discrete financial information and were regularly reviewed by the Company’s management.
On March 31, 2008, the Company sold its remaining Media Production equipment to MSB for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production facility lease. The estimated remaining cost under the lease is $1,600,000. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000.
The Company utilizes executive, administrative, accounting and consulting services provided by GU/MSB as described in Item 1 of this Annual Report. In 2008 and 2007, expenses for services from GU/MSB were $300,000 and $240,000. In June 2008, the Company’s Board of Directors and Audit Committee approved and we entered into a new Service Level Agreement with GU/MSB, pursuant to which the executive, administrative, accounting and consulting services will be provided in the future. Under this agreement, our payments to GU/MSB for these services will increase to $50,000 per month beginning July 2008. See item 8B for more information concerning this agreement.
Management notes that the impact of the increased fees that will be paid to GU/MSB beginning in fiscal 2009 will be offset by MSB’s assumption of the Company’s Media Production facility lease.
In March 2008, UCC received approval from the ACCSCT on its Branch Application, Part I, for a new campus location in Orem, Utah.  The approval allows us to assemble an admissions team to pursue enrollments for a future start date and advertise a new branch campus for UCC; however, the new campus is not considered accredited until we complete the Branch Application, Part II.  As of the date of this filing, UCC had not submitted the Branch Application, Part II for the new Orem campus.  A new campus must be accredited by ACCSCT before UCC can apply for the new location to be recognized by the USDE and participate in Title IV programs.  We expect to begin offering courses at our new campus in Orem, Utah during October 2008 and will pursue all appropriate approvals for our new location when all application criteria have been met.
Critical Accounting Policies:
The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are described in Note 2 to the consolidated financial statements. Some of the most critical accounting policies include:
Revenue Recognition:
Revenues consist of tuition, lab fees, educational materials, application fees and other miscellaneous income. Tuition payments and lab fees received are deferred and recognized as revenue ratably over the related period of instruction.
Receivables:
Receivables consist of student receivables. The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations.
Inventory:
Inventory consists primarily of textbooks and is stated at the lower of cost or market, based on the first-in, first-out method.
Goodwill:
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at March 31, 2008.
Income Taxes:
The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods.

Results of Operations:
Year ended March 31, 2008 Compared to Year ended March 31, 2007
Revenues:
Revenues increased $1,541,686 in 2008 from 2007. The 17.7% increase was primarily due to a full year of operations at the Layton campus, which opened in January 2007. Revenues generated by the Layton campus increased to $1,954,432 in 2008 vs. $280,118 in 2007. This increase was partially offset by reduced enrollment at the West Jordan campus. Revenues generated by the West Jordan campus decreased to $8,304,722 in 2008 vs. $8,437,349 in 2007. There were no changes to tuition rates during fiscal 2008. The number of enrolled students at UCC for the academic quarter ended March 31st increased by 126, from 685 students in 2007 to 811 students in 2008.
Educational services and facilities operating expenses:
Expenses related to the Company’s educational services and facilities increased $1,188,741 in 2008 from 2007. The 21.7% increase was primarily due to increased salaries, health insurance and building rent expenses as a result of a full year of operations at the Layton campus. Total salaries expense increased $356,216 or 11.8% in 2008 from 2007. Health insurance expense increased $127,492 or 105.8%. Building rent expense increased $253,709 or 34.7%.In addition to salaries, the most significant increase in education services expense was textbook expense, which increased 115,753 or 24.6%.
Selling, general and administrative expenses:
Expenses related to selling and general administrative activities increased $619,396 in 2008 from 2007. The 32.0% increase was primarily due to increased marketing efforts aimed at increasing the number of prospective student leads. Marketing expenses increased $414,140 or 35.2% in 2008 from 2007. Additionally, the Company incurred certain expenses in 2008 that were not incurred in 2007. Notably, the Company recognized $103,000 of compensation expense related to restricted stock awarded to an officer of the Company during 2008, while there was no such expense in the prior year. Also, the Company incurred $49,334 of expense for consulting fees paid in relation to management’s self-assessment of the Company’s internal controls in 2008. Another factor for the increase includes greater management fees paid to a related party for accounting and administrative services. Management fees paid in 2008 increased $60,000 or 25.0%.
Operating income:
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income decreased $266,451 in 2008 from 2007. The 20.3% decrease was primarily the result of no increases to tuition rates during fiscal 2008, as well as the introduction of salary expense of $103,000 for restricted stock awards and consulting fees paid related to the Company’s internal controls assessment in the current year.
Other income:
Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. The increase of $31,385 in 2008 from 2007, or 100.0%, is due to a higher daily balance accumulated in this account over the course of the current year.

Income taxes:
The benefit from continuing operations for income taxes of $1,294,473 for 2008 resulted primarily from a tax provision of $435,527 offset by the release of the valuation allowance against deferred tax assets in the amount of $1,730,000 in the fourth quarter of 2008. The Company recognized no income tax expense in 2007. Historically, deferred tax assets arose from federal and state net operating loss (NOL) carryforwards, tax credit carryforwards and other timing differences. These and other deferred tax assets had been offset by a valuation allowance due to the uncertainty surrounding the realization of such assets. The release of a substantial portion of the valuation allowance and the resulting recognition of a deferred tax benefit in the fourth quarter was based on management’s belief that it is more likely than not that these deferred tax assets will be realized due to current and expected profitability. In making this determination, management considered all positive and negative factors.
To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. As of March 31, 2008, the Company had approximately $3,360,000 of federal NOL carryforwards, and a federal tax credit carryforward of $234,000. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforward does not expire.
Loss from discontinued operations:
The loss from discontinued operations decreased $1,100,672 in 2008 from 2007. The decrease of 93.1% was primarily due to the closing of the Company’s media production operations in Chicago, Illinois during fiscal 2007. The Chicago location generated $769,055, or 65.1% of the $1,181,853 total loss from discontinued operations in 2007. Media production activity in 2008 was primarily limited to video and production services for existing customers, as the Company did not market these services during the current year. Also, there were no employees working in the media productions segment during fiscal 2008 – all work was performed by independent contractors or through our management agreement with a related party. The 2008 loss from discontinued operations includes a one-time charge of $160,000 related to the sale of the Company’s remaining media production assets.
Year ended March 31, 2007 Compared to Year ended March 31, 2006
Revenues:
Revenues increased $2,071,868 in 2007 from 2006. The 31.2% increase was primarily due to a increased tuition revenue, generated from enrollment increases at West Jordan, a tuition rate increase and the opening of the Layton campus in January 2007. Revenues generated by the Layton campus were $280,118 in 2007. The number of enrolled students at UCC for the academic quarter ended March 31st increased by 114, from 571 students in 2006 to 685 students in 2007.
Educational services and facilities operating expenses:
Expenses related to the Company’s educational services and facilities increased $1,109,022 in 2007 from 2006. The 25.4% increase was primarily due to increased salaries and building rent expenses. Total salaries expense increased $524,143 or 21.0% in fiscal 2007 from fiscal 2006. Building rent expense increased $233,567 or 47.0% due to the addition of the Layton campus and additional space rented at the West Jordan campus. In addition to salaries and rent, the most significant increase in education services expense was textbook expense, which increased 157,000 or 50.1%.

Selling, general and administrative expenses:
Expenses related to selling and general administrative activities increased $38,878 in 2007 from 2006. The 2.0% increase was primarily due to increased marketing efforts aimed at increasing the number of prospective student leads. Marketing expenses increased $70,696 or 6.4% in 2007 from 2006.
Operating income:
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased $923,968 in 2007 from 2006. The 236.5% increase was primarily the result of increased enrollment and tuition rates in 2007 and reduced management and consulting fees.
Other income:
Other income for 2007 consists of interest earned on the Company’s excess cash maintained in a bank savings account. There were no such balances earning interest in 2006.
Income taxes:
The Company had deferred tax assets of $2,030,000 and $2,118,000 at March 31, 2007 and 2006. The Company recorded a valuation allowance for the full balance of deferred tax assets both years, based on management’s belief that it is was not more likely than not that these deferred tax assets would be realized due to expected profitability at those measurement dates.
Loss from discontinued operations:
The loss from discontinued operations increased $259,781 in 2007 from 2006. The increase of 28.2% was primarily due to the closing of the Company’s media production operations in Chicago, Illinois during 2007. The Chicago location generated $769,055, or 65.1% of the $1,181,853 total loss from discontinued operations in 2007.
Liquidity and Capital Requirements:
The Company financed its operating activities and capital expenditures during the year ended March 31, 2008 primarily through cash provided by operating activities. Cash and cash equivalents were $2,094,634 at March 31, 2008.
The Company has a $300,000 bank working capital line of credit, and there were no outstanding borrowings under this line of credit at March 31, 2008. On June 27, 2008, the due date for the new line was extended from July 31, 2008 until August 30, 2009.
A significant portion of the Company’s revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Students must apply for new loans and grants each award year, which starts July 1. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received beginning in the second week of each academic quarter. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.
A portion of the Company’s revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of March 31, 2008, Myhre Investments, LLC had $774,575 in loans outstanding to UCC students.

Management believes that, in part due to the actions taken during 2008, including the discontinuation of the Company’s media production segment and focus on growing its educational services, the Company has sufficient cash reserves and available line of credit to fulfill its obligations and support operations in the normal course of business through the year ended March 31, 2009. Management believes that inflation will not have a significant impact on the Company’s business.
Cash Generation and Deployment:
In 2008, $1,650,511 of cash was provided by operating activities from continuing operations, the major components of which were the net income from continuing operations of $2,405,395, depreciation of $180,086, increased accounts payable and accrued liabilities of $157,662 and decreased accounts receivable of $147,390, offset primarily by increased deferred income taxes of $1,395,000, as well as increased other assets of $120,028. Capital expenditures for property and equipment were $173,742 in 2008, primarily related to purchases of equipment used in providing educational services at the Layton campus. Discontinued operations provided cash of $247,575 in 2008.
Forward Looking Statements
Certain statements contained in this Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results. The uncertainties and risks include, but are not limited to, changes to laws and regulations; loss of our eligibility to participate in Title IV programs; approval by the USDE and state and accrediting regulators of new programs and locations; loss of key personnel; general economic and business conditions; the impact of competition; and the complexity of integrated computer systems, and other risks as explained in Item 1 of this Annual Report. As a consequence, current plans, anticipated actions and future consolidated financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS
BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2008 and 2007
C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiaries
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
June 30, 2008

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,094,634	$370,290
Receivables, less allowance for doubtful accounts of $3,000	219,028	366,418
Inventory	208,855	216,636
Deferred income taxes	597,000	—
Assets of discontinued operations	57,894	701,929
Other	124,861	4,833

TOTAL CURRENT ASSETS	3,302,272	1,660,106

PROPERTY AND EQUIPMENT, NET	956,453	962,797

OTHER ASSETS
Deposits and investment	75,894	75,894
Deferred income taxes	798,000	—
Goodwill	622,016	622,016

	$5,754,635	$3,320,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$334,984	$261,963
Accrued expenses	188,007	103,366
Income taxes payable	52,170	—
Liabilities of discontinued operations	—	266,922

TOTAL CURRENT LIABILITIES	575,161	632,251

DEFERRED RENT	130,737	67,039

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, Series B, par value $.01 per share; authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share; authorized 100,000,000 shares, shares issued and outstanding, 8,158,252 in 2008 and 8,108,252 in 2007	81,582	81,082
Additional paid-in capital	3,960,154	3,857,654
Retained earnings (accumulated deficit)	1,002,001	(1,322,213)

TOTAL STOCKHOLDERS’ EQUITY	5,048,737	2,621,523

	$5,754,635	$3,320,813

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007

REVENUES	$10,259,154	$8,717,468

OPERATING EXPENSES
Educational services and facilities	6,655,984	5,467,243
Selling, general and administrative	2,555,032	1,935,636

Total Operating Expenses	9,211,016	7,402,879

OPERATING INCOME	1,048,138	1,314,589

OTHER INCOME
Interest income	62,784	31,399

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,110,922	1,345,988

INCOME TAX BENEFIT	(1,294,473)	—

INCOME FROM CONTINUING OPERATIONS	2,405,395	1,345,988

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	(81,181)	(1,181,853)

NET INCOME	$2,324,214	$164,135

INCOME (LOSS) PER COMMON SHARE — BASIC
Continuing operations	$.30	$.17
Discontinued operations	(.02)	(.15)

Net income per common — basic	$.28	$.02

INCOME (LOSS) PER COMMON SHARE — DILUTED
Continuing operations	$.26	$.15
Discontinued operations	(.01)	(.13)

Net income per common — diluted	$.25	$.02

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Preferred Stock,				Additional	Earnings
	Series B		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

MARCH 31, 2006	500,000	$5,000	8,108,252	$81,082	$3,857,654	$(1,486,348)	$2,457,388

Net income	—	—	—	—	—	164,135	164,135

MARCH 31, 2007	500,000	5,000	8,108,252	81,082	3,857,654	(1,322,213)	2,621,523

Issuance of restricted stock	—	—	50,000	500	102,500	—	103,000
Net income	—	—	—	—	—	2,324,214	2,324,214

MARCH 31, 2008	500,000	$5,000	8,158,252	$81,582	$3,960,154	$1,002,001	$5,048,737

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS:
Net income	$2,324,214	$164,135
Loss from discontinued operations	(81,181)	(1,181,853)

Income from continuing operations	2,405,395	1,345,988

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	180,086	143,118
Deferred income taxes	(1,346,643)	—
Deferred rent	63,698	67,039
Stock-based compensation	103,000	—
Changes in operating assets and liabilities:
Receivables	147,390	(282,161)
Inventories	7,781	(618)
Other current assets	(120,028)	(9,762)
Accounts payable and accrued expenses	157,662	33,970
Income taxes payable	52,170	—

Net cash provided by operating activities — continuing operations	1,650,511	1,297,574

INVESTING ACTIVITIES — CONTINUING OPERATIONS:
Purchases of property and equipment	(173,742)	(379,766)

DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations — operating activities	247,575	(784,145)

INCREASE IN CASH AND CASH EQUIVALENTS	1,724,344	133,663

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	370,290	236,627

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,094,634	$370,290

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
Broadview Institute, Inc. (the “Company”) offers private career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises (d/b/a Utah Career College and hereafter referred to as “UCC”). UCC has campuses located in West Jordan, Utah and Layton, Utah, and is accredited by the Accrediting Commission for Career Schools and Colleges of Technology (ACCSCT) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
The Company, formerly known as Broadview Media, Inc., was formerly engaged in two business segments - Education and Media Production. Media Production included television shows and communication and educational products that were primarily video and audio based. The segment created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
In November 2006, the Company closed its Chicago location, which represented a component of the Company’s Media Production segment. The Company relocated the equipment used in its Chicago facility to its Minneapolis Media Production facility. In line with the Company’s current plans to focus on its Education business, the Media Production segment was discontinued entirely effective March 31, 2008 (Note 3). Both the Chicago and Minneapolis locations of the Media Production segment had discrete financial information and were regularly reviewed by the Company’s management.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s March 31, 2007 consolidated financial statements have been reclassified to reflect the Company’s Media Production segment as a discontinued operation (Note 3). The operations and cash flows of this division have been eliminated from continuing operations in these consolidated financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of Broadview Institute, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.
Management Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
Revenues consist of tuition, lab fees, educational materials, application fees and other miscellaneous income. Tuition payments and lab fees received are deferred and recognized as revenue ratably over the related period of instruction.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Summary of Significant Accounting Policies — (continued)
Fair Value of Financial Instruments
The carrying amounts of financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued expenses, approximate their fair values.
Cash and Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.
Cash accounts are maintained primarily at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
U.S. Department of Education (USDE) regulations require Title IV program funds received by the Company in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. Cash in the amount of $173 was held in restricted bank accounts at March 31, 2008. There were no restricted cash balances at March 31, 2007.
Receivables
Receivables consist of balances due from students. The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations.
Inventory
Inventory consists primarily of textbooks and is stated at the lower of cost or market, based on the first-in, first-out method.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line method for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Estimated useful lives used for financial reporting purposes are as follows:

Leasehold improvements	Lesser of useful life or
remaining lease term
Furniture and equipment	3 — 10 years

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Summary of Significant Accounting Policies — (continued)
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at March 31, 2008.
Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising expense was $1,590,924 and $1,176,783 for 2008 and 2007.
Income Taxes
The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (FAS 109). FAS 109 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Additionally, this interpretation provides guidance on the de-recognition and classification of a tax position reflected within the financial statements and the recognition of interest and penalties, in interim and annual periods.
The Company had no unrecognized tax benefits at March 31, 2008 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the year then ended.
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
The basic income available to common stockholders was computed as follows:

	Years Ended March 31,
	2008	2007
Net income	$2,324,214	$164,135
Less cumulative dividends	(30,000)	(30,000)

Net income available to common stockholders	$2,294,214	$134,135

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Summary of Significant Accounting Policies — (continued)
The outstanding shares used for the diluted net income per common share were computed as follows:

	March 31,
	2008	2007
Weighted average shares outstanding	8,115,902	8,108,252
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	302,711	268,328
Restricted stock not vested	200,000	—
Preferred stock	500,000	500,000

Weighted average shares outstanding — diluted	9,118,613	8,876,580

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued Staff Position FAS 157-b, which deferred the effective date of FAS 157 for one year, as it relates to nonfinancial assets and liabilities. Earlier adoption is permitted, provided that companies have not yet issued financial statements, including interim financial statements, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Standards — continued
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of FAS 159, but management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
3. Discontinued Operations
In November 2006, the Company decided to close its Chicago Media Production location, which had discrete financial information and was regularly reviewed by the Company’s management. The operations and cash flows of this location were eliminated from the ongoing operations of the Company; the Company had no significant continuing involvement with the former operations of this division as of November 2006. The Company relocated the equipment used in its Chicago facility to its Minneapolis facility. In March 2007, the Company entered into an agreement with the Chicago landlord related to the remaining term of the Chicago facility lease. The Company made a one-time payment of $275,000 and forfeited a rent deposit of approximately $35,000 for total consideration of $310,000 to terminate the lease. The Company has been released from any and all obligations under the lease.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
3. Discontinued Operations — continued
In line with the Company’s current plans to focus on its Education business, the Media Production segment was discontinued entirely, effective March 31, 2008. The Company sold its remaining Media Production equipment to the Minnesota School of Business (MSB), a related party, for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production Minneapolis facility lease. The estimated remaining cost under the lease is $1,600,000. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000. The Company has no significant continuing involvement with the former operations sold to MSB. As a result of the disposal, the Company incurred a non-cash charge of $160,000 relating to MSB’s assumption of the facility lease. The net charge was recognized during the fiscal quarter ended March 31, 2008.
The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.
Discontinued operations assets and liabilities and income statement information include the following:

	March 31,
	2008	2007
Discontinued Operations — Assets
Cash	$—	$60,863
Receivables, net	57,894	130,070
Other current assets	—	25,443
Property and equipment, net	—	440,553
Deposits and other assets	—	45,000

Total discontinued operations — assets	$57,894	$701,929

Discontinued Operations — Liabilities
Accounts payable	$—	$50,745
Accrued expenses	—	9,661
Notes payable	—	195,300
Deferred rent	—	11,216

Total discontinued operations — liabilities	$—	$266,922

	Years Ended March 31,
	2008	2007
Discontinued Operations — Income Statement Information
Revenue	$475,987	$442,336

Loss from discontinued Chicago location	$—	$(769,055)
Loss from discontinued Minneapolis location	(81,181)	(412,798)

Loss from discontinued operations	$(81,181)	$(1,181,853)

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4. Property and Equipment
Property and equipment consisted of the following:

	March 31,
	2008	2007

Furniture and equipment	$1,125,627	$954,135
Leasehold improvements	501,741	499,491

	1,627,368	1,453,626
Less accumulated depreciation	(670,915)	(490,829)

	$956,453	$962,797

5. Financing Facilities
Previously, the Company and Mr. Myhre, as co-borrowers, obtained from a bank a $500,000 note and a $300,000 line of credit. The note required monthly payments of $7,137 in principal and interest at the bank’s prime rate plus 2 percent (effective rates of 7.25% and 9.25% at March 31, 2008 and 2007), with the remaining balance due at expiration. Both the note and line of credit were paid in full on March 27, 2007. On March 27, 2007, the Company obtained a new $300,000 line of credit from a bank, which was guaranteed by Mr. Myhre. Borrowings under the new line are at the bank’s prime rate and collateralized by all the Company’s assets. On June 27, 2008, the maturity date for the new line was extended from July 31, 2008 until August 30, 2009. The new line requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the new line during the years ended March 31, 2008 and 2007.
The Company had a $1,000,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% which expired December 31, 2006. On June 28, 2006, the Company reduced the line to $500,000 and extended the term through April 30, 2007; the line of credit is now expired. There were no borrowings under this line of credit during the years ended March 31, 2008 and 2007.
6. Income Taxes
The provision for income taxes consists of the following:

	Years Ended March 31,
	2008	2007
From continuing operations:
Current:
Federal	$17,162	$—
State	35,008	—
Deferred	383,357	—
Benefit from release of valuation allowance	(1,730,000)	—

	$(1,294,473)	$—

From discontinued operations:

Deferred	(48,357)	—

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Income Taxes — continued
A reconciliation of the provision for income taxes for continuing operations at the statutory rates to the reported income tax provision for continuing operations is as follows:

	Years Ended March 31,
	2008	2007
Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	7.0	6.7
Federal Alternative Minimum Tax	1.5	—
Other permanent differences	1.0	0.7
Change in valuation allowance, including benefit from release of beginning of the year allowance	(151.0)	(53.6)
Other	(9.0)	12.2

	(116.5)%	—%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards and alternative minimum tax credit	$1,795,000	$1,981,000
Accrued expenses	10,000	20,000
Deferred rent	49,000	17,000
Other	2,000	12,000

	1,856,000	2,030,000

Deferred tax liabilities:
Prepaid expenses	(15,000)	—
Depreciation	(26,000)	—

Net deferred tax asset before valuation allowance	1,815,000	2,030,000
Valuation allowance	(420,000)	(2,030,000)

Net deferred tax asset	$1,395,000	$—

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. At March 31, 2007, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their ability to be realized. During the fourth quarter of fiscal 2008, management determined it is more likely than not that a portion of these deferred tax assets will be realized based on current and anticipated profit trends of UCC and the discontinuance of the media production operations. The Company released $1,730,000 of the beginning of the year valuation allowance related to deferred tax assets. This amount was recorded as a current year benefit. The Company did not release its valuation allowance against its deferred tax assets related to certain state net operating loss carryforwards, as management is not currently anticipating any income being generated in these states. The Company’s valuation allowance related to these state net operating loss carryforwards was $420,000 at March 31, 2008

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Income Taxes — continued
At March 31, 2008, the Company had approximately $3,360,000 in federal net operating loss carryforwards to reduce future taxable income. The net operating loss carryforwards expire from 2014 to 2027, if not realized. The Company also has a federal Alternative Minimum Tax credit carryforward of $234,000 which does not expire.
The Company adopted the provisions of FIN 48 effective April 1, 2007. The Company had no unrecognized tax benefits at March 31, 2008 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the year then ended.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2008.
For federal purposes, tax years 2005-2007 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of the net operating losses. For state purposes, the statute of limitations remains open in a similar manner. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.
7. Stockholders’ Equity
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
Series B Preferred Stock
The Company has issued 500,000 shares of preferred stock, with a per share par value of $.01, to Mr. Myhre for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each Series B preferred share is convertible into one share of common stock at any time. Detachable warrants for 1,000,000 shares of common stock with an exercise price of $1.25 per share and having a 10-year term and appraised value of approximately $.20 per warrant were included with the issuance. At March 31, 2008, 700,000 shares of common stock remain reserved for conversion of the detachable warrants. At March 31, 2008, cumulative preferred stock dividends in arrears were $90,000.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Stockholders’ Equity — continued
Equity Incentive Plan
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are available for issuance pursuant to the Plan, 750,000 shares were available for issuance at March 31, 2008.
Restricted Stock Awards
During the year ended March 31, 2008, the Company granted a restricted stock award for 250,000 shares of common stock to an officer of the Company. Of the restricted shares awarded, 50,000 shares vested on the grant date, and 50,000 vest each year on the last day of the fiscal years ending March 31, 2009 through March 31, 2012, provided that the officer continues to be employed by the Company on each respective vesting date. The employee forfeits unvested shares upon the termination of employment prior to the end of the vesting period. The restricted shares were issued at a price of $2.06 per share, which was the closing price of the Company’s common stock on the grant date. Stock compensation expense recognized related to this grant totaled $103,000 during the year ended March 31, 2008.
Warrants
A summary of the Company’s warrants is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
April 1, 2006	700,000	$1.25
March 31, 2007	700,000	$1.25
Cancelled	(50,000)	$1.25
March 31, 2008	650,000	$1.25
Stock Options
There were no stock options granted, exercised or expired during the years ended March 31, 2008 and 2007, and no options were outstanding as of March 31, 2008 or 2007.
Shareholder Rights Plan
In July 1998, the Board of Directors adopted a Shareholder Protection Rights Plan (Plan) declaring a dividend of one right for each share of the Company’s common stock outstanding on August 14, 1998. The rights entitle the holder to purchase stock having a market value equal to twice the exercise price. The rights may be exercised (except by the acquirer of 15% or more of the Company’s common stock) at a time specified by the Board of Directors after a person or group has acquired, or announced and intends to acquire, 15% or more of the Company’s stock. If more than 15% is acquired, but not more than 50%, of the Company’s common stock, the Board may elect to exchange common stock for the preferred stock rights in accordance with a formula specified in the Plan. The rights are redeemable at $.001 per right until becoming exercisable and have a term of 10 years, expiring July 31, 2008, unless redeemed earlier or extended by the Company.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8. Operating Leases
The Company leases one building in Layton, Utah and three in West Jordan, Utah. All leases provide for additional rent based on shared operating expenses. Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount

2009	$843,000
2010	846,000
2011	862,000
2012	879,000
2013	885,000
Thereafter	5,196,000

$9,511,000

Total rent expense for facilities and equipment was approximately $909,000 and $617,000 for the years ended March 31, 2008 and 2007.
9. Related Party Transactions
The Company participates in Title IV Student Financial Aid programs administered by the USDE pursuant to the Higher Education Act of 1965, as amended (HEA). The Company must comply with the regulations promulgated under the HEA. Those regulations require that all related party transactions be disclosed, regardless of their materiality to the financial statements.
Part of the revenue reported by UCC is revenue that relates to funds received Myhre Investments, LLC, an entity owned by the Terry Myhre, the Company’s largest shareholder and Chairman (Mr. Myhre). Myhre Investments, LLC had $774,575 and $839,480 in loans outstanding to UCC students at March 31, 2008 and 2007.
UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and the Minnesota School of Business (GU/MSB), companies owned by Mr. Myhre. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. In 2008 and 2007, expenses for services from GU/MSB were $300,000 and $240,000. Subsequent to March 31, 2008, the Company entered into a new agreement with GU/MSB in regard to these services (Note 13).
As disclosed in Note 3, the Company sold its Media Production equipment to MSB in March 2008 for the equipments estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production Minneapolis facility lease. The estimated remaining cost under the lease is $1,600,000. MSB also assumed the remaining debt of $54,000 on the equipment and the deferred lease liability on the lease of $28,000. The net balance of $85,747 due to the Company from MSB as a result of these transactions was recorded in other current assets at March 31, 2008. This amount was collected subsequent to year end.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. Related Party Transactions — continued
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building located at 869 West Hill Field Road in Layton, Utah for our Layton campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under an interim rental agreement with the same terms as noted above. Rent expense for the Layton campus was $390,000 and $97,500 for the years ended March 31, 2008 and 2007.
The Company maintained a strategic relationship with MSB, to offer digital video courses at one of the Company’s Minneapolis facilities. The Company provided equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. The terms of the relationship included a quarterly charge per student. In addition, the Company produced promotional and training videos for MSB. Revenues were billed at rates consistent with similar independent customers. Revenue in 2008 and 2007 from MSB was approximately $295,000 and $187,000. These revenues are presented in results of discontinued operations in the consolidated financial statements for the years ended March 31, 2008 and 2007. The Company had $36,950 and $50,000 of accounts receivable from MSB related to these services at March 31, 2008 and 2007. The Company also had accounts payable to MSB of $3,600 at March 31, 2008 and no amounts payable to MSB at March 31, 2007.
10. Compliance
90/10 Rule:
The Company derives a substantial portion of its revenues from Student Financial Aid (SFA) received by its students under the Title IV programs administered by the USDE pursuant to the HEA. Any change in the eligibility status of the Company to administer these programs would significantly affect the Company’s operations. To continue to participate in the SFA programs, the Company must comply with the regulations promulgated under the HEA. Under a provision of the HEA, as amended, commonly referred to as the “90/10 Rule,” UCC will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its eligible cash receipts for the fiscal year was derived from Title IV programs, as prescribed in the Federal Register at 34 CFR 600.5(d). Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal year ended March 31, 2008, UCC received $6,878,351 of Title IV funds and total eligible cash receipts of $10,158,938 resulting in a percentage of 68%. This compares to fiscal year ended March 31, 2007 in which UCC received $6,332,124 of Title IV funds and total eligible cash receipts of $8,433,266 resulting in a percentage of 75%. Financial data used to calculate UCC’s 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.
Composite Score:
In order to participate in the SFA programs, a school must demonstrate that it is financially responsible, as defined by the USDE. One measure used by the USDE to determine the financial health of a participating school is the composite score calculation. A school is deemed to be financially responsible by the USDE if the composite score for the institution is between 1.5 and 3.0. For the years ended March 31, 2008 and 2007, the Company’s composite score was 3.0 and 2.7. This information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
11. Employee Benefit Plans
401(k) Savings Plan
The Company maintains 401(k) employee benefit plans covering substantially all of its employees. The Company contributes to the plans an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation. The Company contributed approximately $12,000 and $15,000 to the plans for 2008 and 2007.
Self-Insured Health Plan
The Company participates in a self-insured health plan sponsored by the Company, MSB and related companies. The plan includes insured individual and aggregate annual loss limitations.
12. Supplementary Disclosures of Cash Flow Information

	Years Ended March 31,
	2008	2007

Cash paid for income taxes	$—	$1,100
Noncash investing and financing activities:
Prepaid insurance paid by short-term debt	—	101,705
13. Subsequent Events
Service Level Agreement with Related Party
During June 2008, the Company entered into a new Service Level Agreement (the Agreement) with GU/MSB, pursuant to which the executive, administrative, accounting and consulting services described in Note 9 will be provided in the future. Under the Agreement, the Company’s payments to GU/MSB for these services will increase from $25,000 to $50,000 per month beginning July 1, 2008 (the Effective Date). The term of the Agreement is for one year from the Effective Date. The Agreement shall automatically renew for one year periods and may be terminated by either party with 30 days notice. Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.
Building Lease for New Branch Campus
As of June 30, 2008, UCC was in the final stages of negotiating a lease agreement with Myhre Holdings-Orem, LLC, a single-member LLC with Myhre Holdings, Inc. being the sole member. Myhre Holdings, Inc. is owned by the heirs of Mr. Myhre, the Company’s Chairman. The Company intends to lease a 31,200 square foot building located at 900 North 1200 West in Orem, Utah intended to be used for the operation of a UCC branch campus for an initial period of 10 years with two additional five-year renewal options. Terms of the lease will be based on prevailing market rates in the geographical area. Management anticipates the branch campus will commence operations in October 2008.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
14. Quarterly Financial Summary (Unaudited)
Summarized unaudited quarterly financial data for 2008 and 2007 are as follows:

QUARTERLY OPERATING RESULTS	Quarter Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2008:
Revenues	$2,622,365	$2,091,398	$2,986,682	$2,558,709
Operating income (loss)	502,050	(20,427)	617,966	(51,451)
Discontinued operations income (loss)	3,696	17,280	(3,442)	(98,715)
Net income	517,660	12,511	631,683	1,162,360
Income per common share:
Basic	0.06	0.00	0.08	0.14
Diluted	0.06	0.00	0.07	0.13

Year ended March 31, 2007:
Revenues	$2,198,334	$1,846,705	$2,407,912	$2,264,517
Operating income	461,987	166,819	533,948	151,835
Discontinued operations loss	(271,997)	(246,232)	(640,452)	(23,172)
Net income (loss)	189,991	(74,168)	(93,943)	142,255
Income (loss) per common share:
Basic	0.02	(0.01)	(0.01)	0.02
Diluted	0.02	(0.01)	(0.01)	0.02

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements, due to error or fraud, may occur and may not be detected.
The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the internal control policies and procedures may deteriorate.
The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, management identified one material weakness in the Company’s internal control over financial reporting as of March 31, 2008.

The SEC has defined a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected in a timely basis.
Management’s evaluation identified control weaknesses in the Company’s purchase order and procurement process that, in the opinion of management, aggregated to the level of a material weakness as defined above. To mitigate the risk of consolidated financial statement misstatement, management has taken steps such as closer monitoring of accounts payable cutoff and significant expense account activity, as well as increased instruction to employees involved in the purchase order and procurement process regarding timely submission of invoices to the Company’s accounts payable department and the importance of tracking approved purchase orders through the transaction cycle. Additionally, management intends to implement a formal purchase order tracking system during fiscal 2009 that will allow management to better track purchasing activity, from approval of purchase orders, to receipt of goods or services being matched to the approved purchase, and ultimately to the matching of invoice terms to what was actually received and to the check stub when paid.
With regard to the identified material weakness, the Company did not restate any financial results for any prior periods and management believes that the identified material weakness did not have any material effect on the accuracy of our consolidated financial statements prepared with respect to the current or any prior fiscal periods.
This report on the effectiveness of the Company’s internal controls over financial reporting includes conclusions reached by the Company’s management, and does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant to current SEC requirements.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
Service Level Agreement with Related Party
In June 2008, the Company entered into a new Service Level Agreement (the Agreement) with Globe University, Inc. and Minnesota School of Business (GU/MSB), pursuant to which certain executive, administrative, accounting and consulting services will be provided in the future. The Agreement replaces an oral service level agreement that was in place at March 31, 2008. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology software support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. Globe University is co-owned by the Company’s Chairman, and Minnesota School of Business is owned by the Company’s Chairman.
Under the Agreement, the Company’s payments to GU/MSB for the services described above will increase from $25,000 per month to $50,000 per month beginning July 2008 (the Effective Date). The term of the Agreement is for one year from the Effective Date. The Agreement shall automatically renew for one year periods and may be terminated by either party with 30 days notice.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names and principal occupations of the Registrant’s board of directors are as follows:

Name of
Director	Director Since	Principal Occupation
Terry L. Myhre (Chairman)	2003	President, CEO and owner of Minnesota School of Business; President, CEO and co-owner of Globe University.
Robert A. Kramarczuk	2004	Director of the Master of Arts in Management and MBA programs of Hamline University in St. Paul, Minnesota
Laurence S. Zipkin	2006	Chief Executive Officer of the Registrant (see below).
Norman H. Winer	2007	Chief Executive Officer of National Benefits Group, Inc.
James S. Redpath	2008	Officer and Director of the commercial business unit at HLB Tautges Redpath, Ltd., certified public accountants.
The names, ages and present positions of the executive officers of the Registrant are as follows:

		Present Position(s)
Name of		with
Executive Officer	Age	Registrant	Business Experience
Laurence S. Zipkin	68	Chief Executive Officer (CEO)	Director; CEO since February 2008; COO of the Registrant June 2007-February 2008. Partner, Apex Capital, an investment banking firm, since 2005; CEO, The Oakridge Financial Services Group, Inc., an investment banking firm, from 1986-2005.
Jeffrey D. Myhre	34	Chief Operating Officer (COO)	COO of the Registrant since February 2008; Divisional COO of Globe University and Minnesota School of Business (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.
Kenneth J. McCarthy	34	Chief Financial Officer (CFO)	CFO of Registrant since February 2008; CFO of GU and MSB from March 2003 to present; CPA, assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.
Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.
The following information required by Item 9 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;” information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” and information relating to Code of Ethics to the section “Code of Ethics,” The Code of Ethics is filed herewith as Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 11 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders.
The following table provides information as of March 31, 2008 about the Registrant’s equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,000	None	750,000
Equity compensation plans not approved by security holders	None	None	None
Total	250,000	None	750,000

(1)
On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. 1,000,000 shares of the Company’s common stock are available for issuance pursuant to the 2006 Plan. On February 4, 2008, the Board of Directors of the Company granted its Chief Executive Officer a restricted stock award of 250,000 shares of the Company’s common stock pursuant to the 2006 Plan. The 250,000 shares are restricted and subject to risk of forfeiture until they vest as follows: 50,000 shares vested immediately upon the grant; the remaining shares will vest in the amount of 50,000 each year on March 31, 2009, 2010, 2011 and 2012 provided that individual continues to be employed by the Company on each respective vesting date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 is incorporated herein by reference to the sections labeled “Election of Directors” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS
(a) Exhibits. See “Exhibit Index” on page following signatures.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2008 Annual Report to Shareholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVIEW INSTITUTE, INC. (the “Registrant”)

By:	/s/Laurence S. Zipkin Laurence S. Zipkin, Chief Executive Officer

Date:	June 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laurence S. Zipkin Laurence S. Zipkin	Director and CEO (principal executive officer)	June 30, 2008

/s/ Jeffrey D. Myhre Jeffrey D. Myhre	COO	June 30, 2008

/s/ Kenneth J. McCarthy Kenneth J. McCarthy	CFO (principal financial officer and principal accounting officer)	June 30, 2008

/s/ Terry L. Myhre Terry L. Myhre	Director	June 30, 2008

/s/ James S. Redpath James S. Redpath	Director	June 30, 2008

/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 30, 2008

/s/ Norman H. Winer Norman H. Winer	Director	June 30, 2008

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

BROADVIEW INSTITUTE, INC.
(Commission File Number: 0-8505)

E X H I B I T  I N D E X
For
Form 10-KSB for 2008 fiscal year

Exhibit

2.1
Stock Exchange Agreement between the Registrant and C Square Educational Enterprises dated July 1, 2005 -incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005*

3.1
Registrant’s Restated Articles of Incorporation as adopted by the Board September 15, 2006 - incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

3.2	Registrant’s Restated Bylaws, as amended to date-incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*

4.1	Rights Agreement dated as of July 31, 1998 between the Registrant and American Stock Transfer & Trust Company as Rights Agent, together with the following exhibits thereto:

A. Certificate of Designation of Series A Preferred Stock of Broadview Institute, Inc.

B.   Summary of Rights to Purchase Shares of Series A Preferred Stock which, together with certificates representing the outstanding Common Stock of Broadview Institute, Inc., shall represent the Rights prior to the Distribution Date.

C. Form of Right Certificate

• incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A Registration Statement filed September 4, 1998*

10.1
Lease, dated January 31, 1994, covering facility at 142 East Ontario Street, Chicago, Illinois-incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994*

10.2
Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN-incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

10.3
Notice to Extend Lease, dated January 3, 2000, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN-incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001*

Exhibit

10.4
Third Amendment to lease dated January 22, 2002, by and between American Osteopathic Association, an Illinois not-for-profit corporation, and the Registrant for premises at 142 Ontario Street, Chicago, Illinois-incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002*

10.5	Common Stock Purchase Warrant dated March 25, 2003, granted by Broadview Institute, Inc. to Terry Myhre-incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.6
Common Stock Purchase Warrants dated March 30, 2005, as issued by Broadview Institute, Inc. to Terry L. Myhre-incorporated by reference to Exhibit 6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.7
Investment Representation Letter and Subscription Agreement dated March 30,2005, by and between the Registrant and Terry L. Myhre-incorporated by reference to Exhibit 5 to Schedule 13D filed by Terry Myhre on June 14, 2005.*

10.8
Lease Agreement dated October 1, 2002, and amended June 1, 2004, and July 1, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah - incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*.

10.9
Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*

10.10
Lease amendment dated July 6, 2005, for extension of the lease between Lindue, LLC and the Registrant covering property at 4455 West 77th Street, Minneapolis, MN — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.*

10.11	Third Party Contract/Rental Agreement dated April 2, 2004, between the Registrant and Minnesota School of Business.*

10.12
Description of oral administrative, accounting and consulting services agreement between Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.#

10.13
Description of oral video production agreement between the Registrant and Minnesota School of Business — incorporated by reference to the description thereof set forth in Part 1, Item 1 of this Form 10-KSB.*

10.14
Lease Agreement dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah — incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed March 22, 2007*.

10.15	Promissory Note dated March 27, 2007, between the Registrant and American Bank of St. Paul*

Exhibit

10.16	Commercial Guaranty dated March 27, 2007 between the Registrant, American Bank of St. Paul and Terry L. Myhre*

10.17	Business Loan Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul*

10.18	Commercial Security Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul*

10.19
Lease Guaranty dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.20
Termination of Lease dated March 16, 2007, by and between American Osteopathic Association an Illinois not for profit corporation and the Registrant, for the premises at 142 East Ontario Street, Chicago, Illinois — incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.21
Line of Credit Authorization dated June 28, 2006, by and between the Registrant and Terry L. Myhre — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006*

10.22	2006 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed August 14, 2006*#

10.23	Service Level Agreement dated June 27, 2008 between Registrant and Globe University, Inc. and Minnesota School of Business, Inc. **

14	Registrant’s Code of Ethics**

21	Subsidiary of the Registrant

Name	State of Incorporation
Broadview Media/Chicago, Inc.	Minnesota
C-Square Educational Enterprises	Utah

23.1	Consent of Lurie Besikof Lapidus & Company, LLP**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.