Form 10-Q
period 2008-06-30
BROADVIEW INSTITUTE INC
filed 2008-08-12
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-08505
BROADVIEW INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0641789

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
8089 Globe Drive, Woodbury, Minnesota 55125
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (651) 332-8000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of August 11, 2008 was 8,158,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
June 30, 2008

i

Part I — Financial Information
Item 1. Financial Statements
Broadview Institute, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,510,173	$2,094,634
Receivables, less allowance for doubtful accounts of $3,000	138,677	219,028
Inventory	211,047	208,855
Deferred income taxes	603,000	597,000
Assets of discontinued operations	1,662	57,894
Other	31,226	124,861

TOTAL CURRENT ASSETS	3,495,785	3,302,272

PROPERTY AND EQUIPMENT, NET	1,005,124	956,453

OTHER ASSETS
Deposits	75,894	75,894
Deferred income taxes	770,000	798,000
Goodwill	622,016	622,016

	$5,968,819	$5,754,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$419,989	$334,984
Accrued expenses	235,979	188,007
Income taxes payable	66,736	52,170

TOTAL CURRENT LIABILITIES	722,704	575,161

DEFERRED RENT	156,815	130,737

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, $.06 cumulative dividend, liquidation rights over common stock at $1.25 per share plus any cumulative dividends, convertible to one share of common stock, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,158,252 shares issued and outstanding	81,582	81,582
Additional paid-in capital	3,960,154	3,960,154
Retained earnings	1,042,564	1,002,001

TOTAL STOCKHOLDERS’ EQUITY	5,089,300	5,048,737

	$5,968,819	$5,754,635

See notes to consolidated financial statements

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007

REVENUES	$2,829,258	$2,622,365

OPERATING EXPENSES
Educational services and facilities	1,998,851	1,612,662
Selling, general and administrative expenses	675,311	507,653

TOTAL OPERATING EXPENSES	2,674,162	2,120,315

OPERATING INCOME	155,096	502,050

OTHER INCOME
Interest income	12,033	11,914

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	167,129	513,964

INCOME TAX EXPENSE	36,566	—

INCOME FROM CONTINUING OPERATIONS	130,563	513,964

INCOME FROM DISCONTINUED OPERATIONS	—	5,898

NET INCOME	$130,563	$519,862

INCOME PER COMMON SHARE — BASIC:
Continuing operations	$.02	$.06
Discontinued operations	—	—

Net Income Per Common Share — Basic	$.02	$.06

INCOME PER COMMON SHARE — DILLUTED:
Continuing operations	$.01	$.06
Discontinued operations	—	—

Net Income Per Common — Diluted	$.01	$.06

See notes to consolidated financial statements

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$130,563	$519,862
Income from discontinued operations	—	5,898

Income from continuing operations	130,563	513,964

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	51,000	41,933
Deferred income taxes	22,000	—
Deferred rent	26,078	15,925
Changes in operating assets and liabilities:
Receivables	80,351	185,576
Inventory	(2,192)	19,342
Other assets	93,635	(25,913)
Accounts payable and accrued expenses	132,977	13,589
Income taxes payable	14,566	—

Net cash provided by operating activities - continuing operations	548,978	764,416

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(99,671)	(14,244)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	(90,000)	—

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	56,232	65,688

INCREASE IN CASH AND CASH EQUIVALENTS	415,539	815,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,094,634	370,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,510,173	$1,186,150

See notes to consolidated financial statements

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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
2. Presentation of Financial Information
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures made herein are adequate to make the information presented not be misleading.
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, and the consolidated results of operations and cash flows for the three month periods ended June 30, 2008 and 2007. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-KSB for the year ended March 31, 2008 and Annual Report to Security Holders filed with the SEC.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s consolidated financial statements for the three months ended June 30, 2007 have been reclassified to reflect the Company’s Media Production segment as a discontinued operation (Note 3).

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
3. Discontinued Operations
In line with the Company’s current plans to focus on its Education business, the Media Production segment was discontinued entirely, effective March 31, 2008. The Company sold its remaining Media Production equipment to the Minnesota School of Business (MSB), a related party, for its estimated fair market value of $290,000 on March 31, 2008. MSB assumed the remaining term of the Company’s Media Production Minneapolis facility lease. The estimated remaining cost under the facility lease was $1,600,000 at the date of the MSB transaction. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the facility lease of $28,000. The Company has no significant continuing involvement with the former operations sold to MSB. As a result of the disposal, the Company incurred a non-cash charge of $160,000 relating to MSB’s assumption of the facility lease during the fiscal quarter ended March 31, 2008. The net balance of $85,747 due to the Company from MSB as a result of these transactions was collected during the fiscal quarter ended June 30, 2008.
The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations. Revenues from discontinued operations for the three months ended June 30, 2007 were $122,542; there were no revenues from discontinued operations for the three months ended June 30, 2008.
4. Financing Facilities
Previously the Company obtained a $300,000 line of credit from a bank, which was guaranteed by Terry Myhre, our Chairman and largest shareholder (Mr. Myhre). Borrowings under the line are at the bank’s prime rate (effective rates of 5.00% and 5.25% at June 30, 2008 and March 31, 2008) and collateralized by all the Company’s assets. On June 27, 2008, the maturity date for the line was extended from July 31, 2008 until August 30, 2009. The line requires the Company to comply with certain covenants and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the line during the three months ended June 30, 2008 or the year ended March 31, 2008.
5. Income Per Common Share
Basic income per common share (EPS) is calculated using the income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS, in addition to the weighted average number of common shares outstanding determined for basic EPS, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include warrants, preferred stock and unvested restricted stock.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
5. Income Per Common Share — continued
The basic income available to common stockholders was computed as follows:

	Three Months Ended June 30,
	2008	2007
Net income	$130,563	$519,862
Less cumulative dividends	(7,500)	(7,500)

Net income available to common stockholders	$123,063	$512,362

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended June30,
	2008	2007

Weighted-average number of common shares used in basic EPS	8,158,252	8,108,252

Weighted-average number of common shares used in diluted EPS	9,139,996	8,866,716
The Preferred Stock Series B, the warrants to purchase common stock, and the unvested restricted common stock awards were dilutive for the three months ended June 30, 2008. Warrants to purchase common stock and the Preferred Stock Series B were dilutive for the three months ended June 30, 2007.
6. Stock-Based Compensation
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit wards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 750,000 shares were available for issuance at June 30, 2008. The Company did not recognize any compensation expense related to equity instruments during the three months ended June 30, 2008 or 2007.
There were no stock options or other equity instruments pursuant to the Plan that were granted, exercised or expired during the three months ended June 30, 2008 and 2007.
7. Stockholders’ Equity
During the three months ended June 30, 2008, the Company paid cumulative preferred stock dividends in arrears totaling $90,000 to Mr. Myhre. At June 30, 2008 and March 31, 2008, cumulative preferred stock dividends in arrears were $7,500 and $90,000.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
8. Income Taxes
Management periodically evaluates the recoverability of the Company’s deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. At June 30, 2007, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their ability to be realized. During the fourth quarter of fiscal 2008, management determined it is more likely than not that a portion of these deferred tax assets will be realized based on current and anticipated profit trends of UCC and the discontinuance of the Media Production operations. In the fourth quarter of fiscal 2008, the Company released $1,730,000 of the beginning of the year valuation allowance related to deferred tax assets. The Company did not release its valuation allowance against its deferred tax assets related to certain state net operating loss carryforwards, as management is not anticipating any income being generated in these states. The Company’s valuation allowance related to these state net operating loss carryforwards was $420,000 at June 30, 2008 and March 31, 2008.
Other than Alternative Minimum Tax and certain state taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
9. Related Party Transactions
Part of the revenue reported by UCC is revenue that relates to funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $805,790 and $774,575 in loans outstanding to UCC students at June 30, 2008 and March 31, 2008.
UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and MSB (GU/MSB), companies owned by Mr. Myhre. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. Expenses for services from GU/MSB were $75,000 for each of the three month periods ended June 30, 2008 and 2007.
During June 2008, the Company entered into a new Service Level Agreement (the Agreement) with GU/MSB, pursuant to which the executive, administrative, accounting and consulting services described above will be provided in the future. Under the Agreement, the Company’s payments to GU/MSB for these services increased from $25,000 to $50,000 per month beginning July 1, 2008 (the Effective Date). The term of the Agreement is for one year from the Effective Date. The Agreement shall automatically renew for one year periods and may be terminated by either party with 30 days notice.

Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to obtain them from another third party.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly- owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for our Layton branch campus. The lease is for an initial period of ten years with two additional five year renewal options.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
9. Related Party Transactions — continued
The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton campus was $97,500 for each of the three month periods ended June 30, 2008 and 2007.
Previously, the Company maintained a strategic relationship with MSB to offer digital video courses at the Company’s Minneapolis facility. This relationship was terminated effective March 31, 2008, when the Company discontinued its Media Production segment (Note 3). The Company provided equipment and facilities for technical support to allow MSB to offer digital, video-based courses. The terms included a quarterly charge per student. In addition, the Company produced promotional and training videos for MSB. For the three months ended June 30, 2007, the Company billed MSB $79,000 for these services. The services were billed at rates consistent with similar independent customers.
10. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Three Months Ended June 30,
	2008	2007
Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$45,326	$—

11. Subsequent Event
In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, a single-member LLC with Myhre Holdings, Inc. being the sole member. Myhre Holdings, Inc. is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah intended to be used for the operation of a UCC branch campus. The lease is for an initial period of 10 years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Management anticipates that Broadview Institute, Inc. will guarantee the lease, and the branch campus in Orem will commence operations in October 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
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
The Company, formerly known as Broadview Media, Inc., was formerly engaged in two business segments — Education and Media Production. Media Production included television shows and communication and educational products that were primarily video and audio based. The segment created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
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
On March 31, 2008, the Company sold its remaining Media Production equipment to Minnesota School of Business, Inc. (MSB) for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production facility lease. The estimated remaining cost under the lease was $1,600,000 at the date of the transaction. MSB also assumed the remaining debt on the above equipment of $54,000and the deferred lease liability on the above lease of $28,000.
In March 2008, UCC received approval from the ACCSCT on its Branch Application, Part I, for a new campus location in Orem, Utah.  The approval allows us to assemble an admissions team to pursue enrollments for a future start date and advertise a new branch campus for UCC; however, the new campus is not considered accredited until we complete the Branch Application, Part II.  As of the date of this filing, UCC had not submitted the Branch Application, Part II for the new Orem campus.  A new campus must be accredited by ACCSCT before UCC can apply for the new location to be recognized by the United States Department of Education (USDE) and participate in Title IV programs.  We expect to begin offering courses at our new campus in Orem during October 2008 and will pursue all appropriate approvals for our new location when all application criteria have been met.

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
The Company’s critical accounting policies are outlined in the Company’s Form 10-KSB for the year ended March 31, 2008 and Annual Report to Security Holders filed with the SEC.
Liquidity and Capital Requirements
As of June 30, 2008, the Company had $2,510,173 of cash and cash equivalents and working capital of $2,773,081. Cash and cash equivalents increased $415,539 during the three month period ended June 30, 2008.
Net cash provided by operating activities from continuing operations totaled $548,978 for the three months ended June 30, 2008. The increase in cash was primarily driven by net income from continuing operations of $167,129 as well as increased accounts payable and accrued liabilities of $132,977 and decreased receivables and other assets of $80,351 and $93,635. The increase in accounts payable and accrued liabilities is primarily due to timing of accounts payable processing in relation to the end of the financial reporting period. The decrease in receivables and other assets is primarily due to collection of outstanding student receivable balances and collection of the net balance of $85,747 due to the Company from MSB as a result of the Company’s sale of its Media Production assets to MSB.
The Company used $99,671 of cash for investing activities during the three months ended June 30, 2008, primarily due to equipment purchases for its existing campuses as well as expenditures for capital equipment at its Orem branch, which management anticipates will commence operations beginning in October 2008.
The Company used $90,000 of cash for financing activities during the three months ended June 30, 2008 consisting entirely of the payment of preferred dividends in arrears to the Company’s chairman.
The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon several factors, including the continued increase in enrolled students at its existing campuses, successful opening of additional campuses, and successfully managing the cost of educational services and facilities. At June 30, 2008, the Company has $300,000 of available borrowings on its bank line of credit. Management expects its current cash position, cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations.
RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the three months ended June 30, 2008 were $2,829,258 compared to $2,622,365 for the corresponding period of the prior year, a 7.9% increase. The increase of $206,893 was primarily attributable to increased enrollments at the Layton campus, where student enrollment increased by 80 students to 200 compared to the corresponding quarter of the prior year. The Layton campus opened in January 2007.

EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the three months ended June 30, 2008 totaled $1,998,851 compared to $1,612,662 for the corresponding period of the prior year. This increase of $386,189, or 23.9%, was primarily the result of increased salaries and related expenses, which increased $175,630, or 19.8%, in the quarter ended June 30, 2008 compared to the corresponding quarter of the prior year. Health insurance expenses totaled $120,582 for the quarter ended June 30, 2008, an increase of $55,254, or 84.6%, quarter over quarter. Rent expense increased slightly quarter over quarter, totaling $259,158 for the quarter ended June 30, 2008 compared with $240,535 for the corresponding quarter of the prior year, an increase of 7.7%.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended June 30, 2008 totaled $675,311 compared to $507,653 for the corresponding period of the prior year. The increase of $167,658, or 33.0%, was primarily due to increased advertising activity.
OTHER INCOME
Other income consists of interest income, which totaled $12,033 for the three months ended June 30, 2008 compared to $11,914 for the corresponding quarter of the prior year.
INCOME TAX EXPENSE
The Company’s provision for income taxes was $36,566 for the quarter ended June 30, 2008. See Note 8 to the consolidated financial statements for further discussion of income taxes.
DISCONTINUED OPERATIONS
Discontinued operations activity is comprised of the Company’s Media Production segment. As of March 31, 2008, the Company no longer engaged in Media Production activities. There was no income from discontinued operations for the three months ended June 30, 2008 compared to net income of $5,898 for the corresponding period of the prior year. See Note 3 to the consolidated financial statements for further discussion of discontinued operations.
FORWARD LOOKING INFORMATION
Certain statements contained in this report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results. The uncertainties and risks include, but are not limited to, changes to laws and regulations; loss of our eligibility to participate in Title IV programs; approval by the USDE and state and accrediting regulators of new programs and locations; loss of key personnel; general economic and business conditions; the impact of competition; and the complexity of integrated computer systems, and other risks as explained in Item 1 of this filing. As a consequence, current plans, anticipated actions and future consolidated financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company invests its excess cash in a savings account maintained at a domestic bank. The market risk on such investments is minimal. The Company has no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and management does not anticipate making such investments in the future. The Company does not have receivables from foreign customers, and is not exposed to foreign currency exchange rate risk arising from transactions in the normal course of business with foreign individuals or entities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. On March 31, 2008, management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
Management’s evaluation identified control weaknesses in the Company’s purchase order and procurement process that, in the opinion of management, aggregated to the level of a material weakness as defined above. To mitigate the risk of consolidated financial statement misstatement, management has taken steps such as closer monitoring of accounts payable cutoff and significant expense account activity, as well as increased instruction to employees involved in the purchase order and procurement process regarding timely submission of invoices to the Company’s accounts payable department and the importance of tracking approved purchase orders through the transaction cycle. Additionally, management intends to implement a formal purchase order tracking system during fiscal year 2009 that will allow management to better track purchasing activity, from approval of purchase orders, to receipt of goods or services being matched to the approved purchase, and ultimately to the matching of invoice terms to what was actually received and to the check stub when paid.

With regard to the identified material weakness, the Company did not restate any financial results for any prior periods and management believes that the identified material weakness did not have any material effect on the accuracy of our consolidated financial statements prepared with respect to the current or any prior fiscal periods.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The discussion of the Company’s business and operations set forth in this report and our other SEC filings should be read together with the risk factors contained in Item 1 of the Company’s Annual Report on Form 10-KSB filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operation, cash flows, strategies or prospects in a material and adverse manner. Additional risks and uncertainties not presently known to management or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1
Lease Agreement executed August 12, 2008 with an effective date of August 1, 2008 by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	Broadview Institute, Inc. (Registrant)
	By:	/s/ Laurence S. Zipkin
Laurense S. Zipkin,
Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy,
Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1
Lease Agreement executed August 12, 2008 with an effective date of August 1, 2008 by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah.