Form 10-Q
period 2008-09-30
BROADVIEW INSTITUTE INC
filed 2008-11-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-8505
BROADVIEW INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0641789

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)
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
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of November 11, 2008 was 8,158,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
September 30, 2008

i

Part I — Financial Information
Item 1. Financial Statements
Broadview Institute, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,123,633	$2,094,634
Receivables, less allowance for doubtful accounts of $3,000	199,628	219,028
Inventory	241,899	208,855
Deferred income taxes	529,000	597,000
Assets of discontinued operations	1,662	57,894
Other	22,749	124,861

TOTAL CURRENT ASSETS	3,118,571	3,302,272

PROPERTY AND EQUIPMENT, NET	1,288,710	956,453

OTHER ASSETS
Deposits	123,994	75,894
Deferred income taxes	874,000	798,000
Goodwill	622,016	622,016

	$6,027,291	$5,754,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$493,187	$334,984
Accrued expenses	281,582	188,007
Income taxes payable	19,284	52,170

TOTAL CURRENT LIABILITIES	794,053	575,161

DEFERRED RENT	182,892	130,737

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,158,252 shares issued and outstanding	81,582	81,582
Additional paid-in capital	3,960,154	3,960,154
Retained earnings	1,003,610	1,002,001

TOTAL STOCKHOLDERS’ EQUITY	5,050,346	5,048,737

	$6,027,291	$5,754,635

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$2,683,278	$2,091,398	$5,512,536	$4,713,763

OPERATING EXPENSES
Educational services and facilities	1,962,909	1,601,495	3,961,760	3,246,379
Selling, general and administrative	802,359	510,329	1,477,670	985,758

TOTAL OPERATING EXPENSES	2,765,268	2,111,824	5,439,430	4,232,137

OPERATING INCOME (LOSS)	(81,990)	(20,426)	73,106	481,626

OTHER INCOME
Interest income	10,747	15,658	22,780	27,572

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(71,243)	(4,768)	95,886	509,198

INCOME TAX EXPENSE (BENEFIT)	(32,289)	—	4,277	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(38,954)	(4,768)	91,609	509,198

INCOME FROM DISCONTINUED OPERATIONS	—	27,572	—	33,468

NET INCOME (LOSS)	$(38,954)	$22,804	$91,609	$542,666

INCOME (LOSS) PER COMMON SHARE — BASIC:
Continuing operations	$(.01)	$—	$.01	$.07
Discontinued operations	—	—	—	—

Net income per common share — basic	$(.01)	$—	$.01	$.07

INCOME (LOSS) PER COMMON SHARE — DILUTED:
Continuing operations	$(.01)	$—	$.01	$.06
Discontinued operations	—	—	—	—

Net income per common share — diluted	$(.01)	$—	$.01	$.06

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$91,609	$542,666
Income from discontinued operations	—	33,468

Income from continuing operations	91,609	509,198

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	102,000	90,000
Deferred income taxes	(8,000)	—
Deferred rent	52,155	31,850
Changes in operating assets and liabilities:
Receivables	19,400	162,208
Inventory	(33,044)	(5,658)
Other assets	54,012	(313)
Accounts payable and accrued expenses	180,040	205,530
Income taxes payable	(32,886)	—

Net cash provided by operating activities — continuing operations	425,286	992,815

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(362,519)	(47,585)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	(90,000)	—

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	56,232	80,416

INCREASE IN CASH AND CASH EQUIVALENTS	28,999	1,025,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,094,634	370,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,123,633	$1,395,936

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Broadview Institute, Inc. (the “Company”) offers private career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as “UCC”). UCC has campuses located in West Jordan, Utah, Layton, Utah and Orem, Utah. UCC is accredited by the Accrediting Commission for Career Schools and Colleges of Technology (ACCSCT) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
The Company, previously known as Broadview Media, Inc., was formerly engaged in two business segments — Education and Media Production. Media Production created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
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
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, the consolidated results of operations for the three and six month periods ended September 30, 2008 and 2007, and the consolidated cash flows for the six months periods ended September 30, 2008 and 2007. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
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
The Company’s consolidated financial statements for the three and six months ended September 30, 2007 have been reclassified to reflect the Company’s Media Production segment as a discontinued operation.

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
The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations. Revenues from discontinued operations for the three and six months ended September 30, 2007 were $136,114 and $258,656; there were no revenues from discontinued operations for the three and six months ended September 30, 2008.
4. Financing Facilities
Previously the Company obtained a $300,000 line of credit from a bank, which was guaranteed by Terry Myhre, our Chairman and largest shareholder (Mr. Myhre). Borrowings under the line are at the bank’s prime rate (effective rates of 5.00% and 5.25% at September 30, 2008 and March 31, 2008) and collateralized by all the Company’s assets. On June 27, 2008, the maturity date for the line was extended from July 31, 2008 until August 30, 2009. The line requires the Company to comply with certain covenants and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the line during the six months ended September 30, 2008 or the year ended March 31, 2008.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
5. Income Per Common Share — continued
The basic income available to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(38,954)	$22,804	$91,609	$542,666
Less cumulative dividends	(7,500)	(7,500)	(15,000)	(15,000)

Net income available to common stockholders	$(46,454)	$15,304	$76,609	$527,666

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average number of common shares used in basic EPS	8,158,252	8,108,252	8,158,252	8,108,252
Weighted-average number of common shares used in diluted EPS	8,158,252	8,432,933	8,371,599	8,917,831
Warrants to purchase common stock, the Preferred Stock Series B and unvested restricted common stock awards were all anti-dilutive for the three months ended September 30, 2008. Warrants to purchase common stock were dilutive for the six months ended September 30, 2008. Preferred Stock Series B and unvested restricted common stock awards were anti-dilutive for the six months ended September 30, 2008. Warrants to purchase common stock were dilutive for the three and six months ended September 30, 2007. The Preferred Stock Series B was anti-dilutive for the three months ended September 30, 2007 and dilutive for the six months ended September 30, 2007.
6. Stock-Based Compensation
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit wards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 750,000 shares were available for issuance at September 30, 2008. The Company did not recognize any compensation expense related to equity instruments during the three and six months ended September 30, 2008 or 2007.
There were no stock options or other equity instruments that were granted, exercised or expired pursuant to the Plan during the six months ended September 30, 2008 and 2007.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
7. Stockholders’ Equity
The Preferred Stock Series B earns a $0.06 cumulative dividend, has liquidation rights over common stock at $1.25 per share plus any cumulative dividends and each share is convertible to one share of common stock. During the six months ended September 30, 2008, the Company paid cumulative preferred stock dividends in arrears totaling $90,000 to Mr. Myhre. At September 30, 2008 and March 31, 2008, cumulative preferred stock dividends in arrears were $15,000 and $90,000.
8. Income Taxes
Management periodically evaluates the recoverability of the Company’s deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. At September 30, 2007, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their ability to be realized. During the fourth quarter of fiscal 2008, management determined it is more likely than not that a portion of these deferred tax assets will be realized based on current and anticipated profit trends of UCC and the discontinuance of the Media Production operations. In the fourth quarter of fiscal 2008, the Company released $1,730,000 of the beginning of the year valuation allowance related to deferred tax assets. The Company did not release its valuation allowance against its deferred tax assets related to certain state net operating loss carryforwards, as management is not anticipating any income being generated in these states. The Company’s valuation allowance related to these state net operating loss carryforwards was $420,000 at September 30, 2008 and March 31, 2008.
Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
9. Related Party Transactions
Part of the revenue reported by UCC is revenue that relates to funds borrowed by UCC students from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $912,010 and $774,575 in loans outstanding to UCC students at September 30, 2008 and March 31, 2008.
UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and MSB (GU/MSB), companies owned by Mr. Myhre. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. During June 2008, the Company entered into a new Service Level Agreement (the Agreement) with GU/MSB, pursuant to which the services described above are currently provided. Beginning July 1, 2008 (the Effective Date), the Company’s payments to GU/MSB for these services increased from $25,000 to $50,000 per month. The term of the Agreement is for one year from the Effective Date. The Agreement shall automatically renew for one year periods and may be terminated by either party with 30 days notice. Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to obtain them from another third party.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
9. Related Party Transactions — continued
Expenses for services from GU/MSB were $150,000 and $225,000 for the three and six month periods ended September 30, 2008 and $75,000 and $150,000 for the three and six month periods ended September 20, 2007.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly- owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for our Layton branch campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton campus was $97,500 and $195,000 for the three and six month periods ended September 30, 2008 and 2007.
In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for the operation of a UCC branch campus beginning October 2008. The lease is for an initial period of 10 years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $96,200 for the three and six months ended September 30, 2008.
Previously, the Company maintained a strategic relationship with MSB to offer digital video courses at the Company’s Minneapolis facility. This relationship was terminated effective March 31, 2008, when the Company discontinued its Media Production segment (Note 3). The Company provided equipment and facilities for technical support to allow MSB to offer digital, video-based courses. The terms included a quarterly charge per student. In addition, the Company produced promotional and training videos for MSB. For the three and six months ended September 30, 2007, the Company billed MSB $83,000 and $162,000 for these services. The services were billed at rates consistent with similar independent customers.
10. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Six Months Ended
	September 30,
	2008	2007
Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$71,738	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
Overview:
Broadview Institute, Inc. (the “Company”) offers private career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as “UCC”). UCC has campuses located in West Jordan, Utah, Layton, Utah and Orem, Utah. UCC is accredited by the Accrediting Commission for Career Schools and Colleges of Technology (ACCSCT) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
The Company, previously known as Broadview Media, Inc., was formerly engaged in two business segments — Education and Media Production. Media Production created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
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
On March 31, 2008, the Company sold its remaining Media Production equipment to Minnesota School of Business (MSB) for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production facility lease. The estimated remaining cost under the lease was $1,600,000 at the date of the transaction. MSB also assumed the remaining debt on the above equipment of $54,000 and the deferred lease liability on the above lease of $28,000.
In October 2008, UCC commenced operations at our new branch campus in Orem, UT. As of the date of this filing, UCC has submitted the ACCSCT Branch Application Part II, and management expects to receive final approval in November 2008. The Orem campus is not accredited by the ACCSCT until this final approval is received. A new campus must be accredited before the school can apply for the new location to be recognized by the United States Department of Education (USDE) and participate in Title IV programs. We expect our Orem campus to be Title IV eligible prior to the completion of the quarter ending December 31, 2008.
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

Liquidity and Capital Requirements
As of September 30, 2008, the Company had $2,123,633 of cash and cash equivalents and working capital of $2,324,518. Cash and cash equivalents increased $28,999 during the six month period ended September 30, 2008.
Net cash provided by operating activities from continuing operations totaled $425,286 for the six months ended September 30, 2008. In addition to net income from continuing operations of $91,609, the increase in cash was primarily driven by increased accounts payable and accrued liabilities of $180,040. The increase in accounts payable and accrued liabilities is primarily due to timing of accounts payable processing in relation to the end of the financial reporting period.
The Company used $362,519 of cash for investing activities during the six months ended September 30, 2008, primarily due to equipment purchases for the new Orem branch campus, which commenced operations October 1, 2008.
The Company used $90,000 of cash for financing activities during the six months ended September 30, 2008. The amount relates to payment of preferred dividends in arrears to the Company’s chairman.
The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon several factors, including the continued increase in enrolled students at its existing campuses, successful opening of additional campuses, and successfully managing the cost of educational services and facilities. At September 30, 2008, the Company has $300,000 of available borrowings on its bank line of credit. Management expects its current cash position, cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations.
RESULTS OF CONTINUING OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the three months ended September 30, 2008 were $2,683,278 compared to $2,091,398 for the corresponding period of the prior year, an increase of $591,880, or 28.3%. The increase was primarily attributable to increased enrollments at the Layton campus, where student enrollment increased by 84 students to 218 compared to the corresponding quarter of the prior year. The Layton campus opened in January 2007.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the three months ended September 30, 2008 totaled $1,962,909 compared to $1,601,495 for the corresponding period of the prior year. This increase of $361,414, or 22.6%, was primarily the result of increased salaries and related expenses. These expenses increased $221,004, or 25.0%, for the quarter ended September 30, 2008 compared to the corresponding quarter of the prior year. Rent expense totaled $356,127 for the quarter ended September 30, 2008 compared to $245,541 for the quarter ended September 30, 2007. The primary cause of the increase of $110,587, or 45.0%, was the introduction of rent expense for the new Orem campus in August 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2008 totaled $802,359 compared to $510,329 for the corresponding period of the prior year. The increase of $292,030, or 57.2%, was primarily due to increased advertising activity. Advertising related expenses totaled $479,830 for the three months ended September 30, 2008 compared to $366,624 for the corresponding period of the prior year, an increase of $113,206, or 30.9%. Our management fee paid to GU/MSB also increased $75,000, or 100.0%, quarter over quarter (see Note 9 to the consolidated financial statements for further discussion of the management fee).
OTHER INCOME
Other income consists of interest income, which totaled $10,747 for the three months ended September 30, 2008 compared to $15,658 for the corresponding quarter of the prior year. The decrease is attributable to lower interest rates.
INCOME TAX EXPENSE
The Company recognized an income tax benefit of $32,289 for the three months ended September 30, 2008. There was no income tax expense or benefit for the three months ended September 30, 2007. See Note 8 to the consolidated financial statements for further discussion of income taxes.
DISCONTINUED OPERATIONS
Discontinued operations activity is comprised of the Company’s Media Production segment. As of March 31, 2008, the Company no longer engaged in Media Production activities. There was no income from discontinued operations for the three months ended September 30, 2008, compared to net income of $27,572 for the corresponding period of the prior year. See Note 3 to the consolidated financial statements for further discussion of discontinued operations.
RESULTS OF CONTINUING OPERATIONS — SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH CORRESPONDING PERIOD OF PRIOR YEAR.
REVENUES
Revenues for the six months ended September 30, 2008 were $5,512,536 compared to $4,713,763 for the corresponding period of the prior year, an increase of $798,773, or 16.9%. The increase was primarily attributable to increased enrollments at the Layton campus, which opened in January 2007.
EDUCATIONAL SERVICES AND FACILITIES COST
Cost of educational services and facilities for the six months ended September 30, 2008 totaled $3,961,760 compared to $3,246,379 for the corresponding period of the prior year. This increase of $715,381, or 22.0%, was primarily the result of increased salaries and related expenses. These expenses increased $396,772, or 22.4%, for the six months ended September 30, 2008 compared to the corresponding period of the prior year. Rent expense totaled $615,285 for the six months ended September 30, 2008 compared to $486,076 for the six months ended September 30, 2007. The primary cause of the increase of $129,209, or 26.6%, was the introduction of rent expense for the new Orem campus in August 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the six months ended September 30, 2008 totaled $1,477,670 compared to $985,758 for the corresponding period of the prior year. The increase of $491,912, or 49.9%, was primarily due to increased advertising activity. Advertising related expenses totaled $908,695 for the six months ended September 30, 2008 compared to $669,739 for the corresponding period of the prior year, an increase of $238,956, or 35.7%. Our management fee paid to GU/MSB also increased $75,000, or 50.0%, period over period (see Note 9 to the consolidated financial statements for further discussion of the management fee).
OTHER INCOME
Other income consists of interest income, which totaled $22,780 for the six months ended September 30, 2008 compared to $27,572 for the corresponding period of the prior year. The decrease is attributable to lower interest rates.
INCOME TAX EXPENSE
The Company’s provision for income taxes was $4,277 for the six months ended September 30, 2008. There was no income tax expense or benefit for the six months ended September 30, 2007. See Note 8 to the consolidated financial statements for further discussion of income taxes.
DISCONTINUED OPERATIONS
Discontinued operations activity is comprised of the Company’s Media Production segment. As of March 31, 2008, the Company no longer engaged in Media Production activities. There was no income from discontinued operations for the six months ended September 30, 2008, compared to net income of $33,468 for the corresponding period of the prior year. See Note 3 to the consolidated financial statements for further discussion of discontinued operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Controls Over Financial Reporting
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
With regard to the identified material weakness, the Company did not restate any consolidated financial results for any prior periods and management believes that the identified material weakness did not have any material effect on the accuracy of our consolidated financial statements prepared with respect to the current or any prior fiscal periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company’s shareholders was held on August 12, 2008.

(b)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

	Number of	Number of
Nominee	Votes For	Votes Withheld

Laurence Zipkin	6,411,819	1,592,837
Robert Kramarczuk	7,902,569	102,087
James Redpath	7,962,569	102,087
Terry Myhre	7,870,569	134,087
Norm Winer	7,902,569	102,087
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2008	Broadview Institute, Inc. (Registrant)
	By:	/s/ Laurence S. Zipkin
Laurense S. Zipkin, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002