Form 10-Q
period 2008-12-31
BROADVIEW INSTITUTE INC
filed 2009-02-17
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of February 13, 2009 was 8,108,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
December 31, 2008

  i

Part I — Financial Information
Item 1. Financial Statements
Broadview Institute, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,756,813	$2,094,634
Receivables, less allowance for doubtful accounts of $3,000	229,489	219,028
Inventory	210,182	208,855
Deferred income taxes	212,000	597,000
Assets of discontinued operations	1,412	57,894
Other	25,142	124,861

TOTAL CURRENT ASSETS	2,435,038	3,302,272

PROPERTY AND EQUIPMENT, NET	1,337,553	956,453

OTHER ASSETS
Deposits	123,994	75,894
Deferred income taxes	1,253,000	798,000
Goodwill	622,016	622,016

	$5,771,601	$5,754,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$265,741	$334,984
Accrued expenses	135,977	188,007
Income taxes payable	—	52,170

TOTAL CURRENT LIABILITIES	401,718	575,161

DEFERRED RENT	207,255	130,737

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 and 8,158,252 shares issued and outstanding at December 31, 2008 and March 31, 2008	81,082	81,582
Additional paid-in capital	4,037,804	3,960,154
Retained earnings	1,038,742	1,002,001

TOTAL STOCKHOLDERS’ EQUITY	5,162,628	5,048,737

	$5,771,601	$5,754,635

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

REVENUES	$3,340,080	$2,986,682	$8,852,616	$7,700,445

OPERATING EXPENSES
Educational services and facilities	2,417,946	1,811,870	6,379,706	5,058,249
Selling, general and administrative	852,895	556,845	2,330,565	1,542,603

TOTAL OPERATING EXPENSES	3,270,841	2,368,715	8,710,271	6,600,852

OPERATING INCOME	69,239	617,967	142,345	1,099,593

OTHER INCOME
Interest income	9,617	17,159	32,397	44,731

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	78,856	635,126	174,742	1,144,324

INCOME TAX EXPENSE	43,724	—	48,001	—

INCOME FROM CONTINUING OPERATIONS	35,132	635,126	126,741	1,144,324

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(5,493)	—	27,975

NET INCOME	$35,132	$629,633	$126,741	$1,172,299

INCOME PER COMMON SHARE — BASIC:
Continuing operations	$—	$.08	$.01	$.14
Discontinued operations	—	—	—	—

Net income per common share — basic	$—	$.08	$.01	$.14

INCOME PER COMMON SHARE — DILUTED:
Continuing operations	$—	$.07	$.01	$.13
Discontinued operations	—	—	—	—

Net income per common share — diluted	$—	$.07	$.01	$.13

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$126,741	$1,172,299
Income from discontinued operations	—	27,975

Income from continuing operations	126,741	1,144,324

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	172,000	120,000
Deferred income taxes	(70,000)	—
Deferred rent	76,518	47,776
Stock-based compensation	177,150	—
Changes in operating assets and liabilities:
Receivables	(10,461)	81,068
Inventory	(1,327)	(5,658)
Other assets	51,619	(32,754)
Accounts payable and accrued expenses	(123,649)	88,479
Income taxes payable	(52,170)	—

Net cash provided by operating activities — continuing operations	346,421	1,443,235

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(550,724)	(102,113)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	(90,000)	—
Repurchase of common stock	(100,000)	—

Net cash used by financing activities — continuing operations	(190,000)	—

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	56,482	156,968

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(337,821)	1,498,090

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,094,634	370,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,756,813	$1,868,380

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
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2008, the consolidated results of operations for the three and nine month periods ended December 31, 2008 and 2007, and the consolidated cash flows for the nine months periods ended December 31, 2008 and 2007. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
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
The Company’s consolidated financial statements for the three and nine months ended December 31, 2007 have been reclassified to reflect the Company’s Media Production segment as a discontinued operation.

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
The Company’s management used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations. Revenues from discontinued operations for the three and nine months ended December 31, 2007 were $108,337 and $366,993; there were no revenues from discontinued operations for the three and nine months ended December 31, 2008.
4. Financing Facilities
Previously the Company obtained a $300,000 line of credit from a bank, which was guaranteed by Terry Myhre, our Chairman and largest shareholder (Mr. Myhre). Borrowings under the line are at the bank’s prime rate (effective rates of 3.25% and 5.25% at December 31, 2008 and March 31, 2008) and collateralized by all the Company’s assets. On June 27, 2008, the maturity date for the line was extended from July 31, 2008 until August 30, 2009. The line requires the Company to comply with certain covenants and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the line during the nine months ended December 31, 2008 or the year ended March 31, 2008.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
5. Income Per Common Share — continued
The basic income available to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$35,132	$629,633	$126,741	$1,172,299
Less cumulative dividends	(7,500)	(7,500)	(22,500)	(22,500)

Net income available to common stockholders	$27,632	$622,133	$104,241	$1,149,799

The number of shares used in the calculations of Earnings Per Share (EPS) are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted-average number of common Shares used in basic EPS	8,157,165	8,108,252	8,157,888	8,108,252
Weighted-average number of common Shares used in diluted EPS	8,157,165	8,889,052	8,291,869	8,910,032
Warrants to purchase common stock and the Preferred Stock Series B were anti-dilutive for the three months ended December 31, 2008. Warrants to purchase common stock were dilutive for the nine months ended December 31, 2008. Preferred Stock Series B were anti-dilutive for the nine months ended December 31, 2008. Warrants to purchase common stock and the Preferred Stock Series B were dilutive for the three and nine months ended December 31, 2007.
6. Stock-Based Compensation
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 900,000 shares were available for issuance at December 31, 2008. No stock-based compensation expense was recognized during the three and nine months ended December 31, 2007.
On December 29, 2008, the Company accelerated the vesting of 50,000 restricted shares of the Company’s common stock held by an officer of the Company, resulting in stock-based compensation of $50,500 being recognized for the three and nine months ended December 31, 2008. On the same day, the Company repurchased 100,000 shares of common stock from this officer at a price of $1.00 per share. There were no stock options or other equity instruments that were granted, exercised or expired pursuant to the Plan during the nine months ended December 31, 2008.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
7. Stockholders’ Equity
The Preferred Stock Series B earns a $0.06 cumulative dividend, has liquidation rights over common stock at $1.25 per share plus any cumulative dividends and each share is convertible to one share of common stock. During the nine months ended December 31, 2008, the Company paid cumulative preferred stock dividends in arrears totaling $90,000 to Mr. Myhre. At December 31, 2008 and March 31, 2008, cumulative preferred stock dividends in arrears were $22,500 and $90,000.
8. Income Taxes
Management periodically evaluates the recoverability of the Company’s deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. At December 31, 2007, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their ability to be realized. During the fourth quarter of fiscal 2008, management determined it is more likely than not that a portion of these deferred tax assets will be realized based on current and anticipated profit trends of UCC and the discontinuance of the Media Production operations. In the fourth quarter of fiscal 2008, the Company released $1,730,000 of the beginning of the year valuation allowance related to deferred tax assets. The Company did not release its valuation allowance against its deferred tax assets related to certain state net operating loss carryforwards, as management is not anticipating any income being generated in these states. The Company’s valuation allowance related to these state net operating loss carryforwards was $420,000 at December 31, 2008 and March 31, 2008.
Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
9. Related Party Transactions
Part of the revenue reported by UCC is revenue that relates to funds borrowed by UCC students from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $814,413 and $774,575 in loans outstanding to UCC students at December 31, 2008 and March 31, 2008.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
9. Related Party Transactions — continued
Expenses for services from GU/MSB were $150,000 and $375,000 for the three and nine month periods ended December 31, 2008 and $75,000 and $225,000 for the three and nine month periods ended December 31, 2007.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly- owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for operation of the Layton branch campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton campus was $97,500 and $292,500 for the three and nine month periods ended December 31, 2008 and 2007.
In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for the operation of the Orem campus. The lease is for an initial period of 10 years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $144,300 and $240,500 for the three and nine month periods ended December 31, 2008.
Previously, the Company maintained a strategic relationship with MSB to offer digital video courses at the Company’s Minneapolis facility. This relationship was terminated effective March 31, 2008, when the Company discontinued its Media Production segment (Note 3). The Company provided equipment and facilities for technical support to allow MSB to offer digital, video-based courses. The terms included a quarterly charge per student. In addition, the Company produced promotional and training videos for MSB. For the three and nine months ended December 31, 2007, the Company billed MSB $57,000 and $219,000 for these services. The services were billed at rates consistent with similar independent customers.
10. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Nine Months Ended December 31,
	2008	2007
Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$2,376	$4,864

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.
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
In October 2008, UCC commenced operations at our new branch campus in Orem, UT. As of December 2008, the Orem campus is accredited by ACCSCT and is eligible to participate in Title IV programs offered by the U.S. Department of Education.
Critical Accounting Policies
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
Results of Continuing Operations
The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Educational services and facilities	72.4	60.7	72.1	65.7
Selling, general and administrative	25.5	18.6	26.3	20.0

Total Operating Expenses	97.9	79.3	98.4	85.7

Operating Income	2.1	20.7	1.6	14.3
Other Income	0.3	0.6	0.4	0.6

Income From Continuing Operations Before Income Taxes	2.4	21.3	2.0	14.9
Income Tax Expense	1.3	0.0	0.6	0.0

Income From Continuing Operations	1.1	21.3	1.4	14.9
Income (Loss) From Discontinued Operations	0.0	-0.2	0.0	0.4

Net Income	1.1%	21.1%	1.4%	15.2%

Three Months Ended December 31, 2008 Compared with Corresponding Quarter of Prior Year
Revenues
Revenues for the three months ended December 31, 2008 were $3,340,080 compared to $2,986,682 for the corresponding quarter of the prior year, an increase of $353,398, or 11.8%. The increase was primarily attributable to a 7.0% increase for certain academic credits effective April 2008, as well as increased enrollments at the Layton campus and the first quarter of operations for the Orem campus, which opened October 2008. These increases were partially offset by decreased enrollments at our West Jordan campus quarter over quarter.
Educational Services and Facilities Cost
Cost of educational services and facilities for the three months ended December 31, 2008 totaled $2,417,946 compared to $1,811,870 for the corresponding quarter of the prior year. This increase of $606,076, or 33.5%, was primarily the result of our new Orem campus commencing operations in October 2008. Orem’s educational services and facilities costs totaled $455,433 for the three months ended December 31, 2008. Overall salaries and related expenses increased $184,185, or 18.5%, and rent expense increased $156,730, or 63.9%, compared to the corresponding quarter of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended December 31, 2008 totaled $852,895 compared to $556,845 for the corresponding quarter of the prior year. The increase of $296,050, or 53.2%, was primarily due to increased advertising activity. Advertising related expenses totaled $476,546 for the three months ended December 31, 2008 compared to $379,259 for the corresponding quarter of the prior year, an increase of $97,288, or 25.7%. Our management fee paid to a related party also increased $75,000, or 100.0%, quarter over quarter (see Note 9 to the consolidated financial statements for further discussion of the management fee). Selling, general and administrative expenses for our Orem campus totaled $50,300 for the three months ended December 31, 2008.

Other Income
Other income consists of interest income, which totaled $9,617 for the three months ended December 31, 2008 compared to $17,159 for the corresponding quarter of the prior year. The decrease is primarily attributable to lower interest rates.
Income Tax Expense
The Company recognized income tax expense of $43,724 for the three months ended December 31, 2008. There was no income tax expense for the three months ended December 31, 2007. See Note 8 to the consolidated financial statements for further discussion of income taxes.
Discontinued Operations
Discontinued operations activity is comprised of the Company’s Media Production segment. As of March 31, 2008, the Company no longer engaged in Media Production activities. There was no income from discontinued operations for the three months ended December 31, 2008, compared to a net loss of $5,493 for the corresponding period of the prior year. See Note 3 to the consolidated financial statements for further discussion of discontinued operations.
Nine Months Ended December 31, 2008 Compared with Corresponding Period of Prior Year
Revenues
Revenues for the nine months ended December 31, 2008 were $8,852,616 compared to $7,700,445 for the corresponding period of the prior year, an increase of $1,152,171, or 15.0%. The increase was primarily attributable to a 7.0% increase for certain academic credits effective April 2008, as well as increased enrollments at the Layton campus and the first quarter of operations for the Orem campus, which opened October 2008. These increases were partially offset by decreased enrollments at our West Jordan campus period over period.
Educational Services and Facilities Cost
Cost of educational services and facilities for the nine months ended December 31, 2008 totaled $6,379,706 compared to $5,058,249 for the corresponding period of the prior year. This increase of $1,321,457, or 26.1%, was primarily the result of increased salaries and related expenses. These expenses increased $579,957, or 21.0%, for the nine months ended December 31, 2008 compared to the corresponding period of the prior year. Rent expense increased $285,940, or 39.1%, primarily due to the introduction of rent expense for the new Orem campus in August 2008. Other contributing factors to the overall increase period over period include: textbook expense, which increased $119,689, or 26.4%; depreciation, which increased $52,000, or 43.3%; and health insurance, which increased $45,912, or 25.5%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended December 31, 2008 totaled $2,330,565 compared to $1,542,603 for the corresponding period of the prior year. The increase of $787,962, or 51.1%, was primarily due to increased advertising activity. Advertising related expenses totaled $1,385,241 for the nine months ended December 31, 2008 compared to $1,048,998 for the corresponding period of the prior year, an increase of $336,244, or 32.1%. Our management fee paid to a related party also increased $150,000, or 66.7%, period over period (see Note 9 to the consolidated financial statements for further discussion of the management fee).

Other Income
Other income consists of interest income, which totaled $32,397 for the nine months ended December 31, 2008 compared to $44,731 for the corresponding period of the prior year. The decrease is primarily attributable to lower interest rates.
Income Tax Expense
The Company’s provision for income taxes was $48,001 for the nine months ended December 31, 2008. There was no income tax expense for the nine months ended December 31, 2007. See Note 8 to the consolidated financial statements for further discussion of income taxes.
Discontinued Operations
Discontinued operations activity is comprised of the Company’s Media Production segment. As of March 31, 2008, the Company no longer engaged in Media Production activities. There was no income from discontinued operations for the nine months ended December 31, 2008, compared to net income of $27,975 for the corresponding period of the prior year. See Note 3 to the consolidated financial statements for further discussion of discontinued operations.
Liquidity and Capital Resources
We financed our operating activities and capital expenditures during the nine months ended December 31, 2008 though cash provided by operating activities. As of December 31, 2008, the Company had $1,756,813 of cash and cash equivalents and working capital of $2,033,320. Cash and cash equivalents decreased $337,821 during the nine month period ended December 31, 2008, primarily due to increased salaries, rent and other operating costs and capital expenditures associated with the opening of our new branch campus in Orem, Utah.
Net cash provided by operating activities from continuing operations totaled $346,421 and $1,443,235 for the nine month periods ended December 31, 2008 and 2007. The decrease from the prior period was primarily due to less income from continuing operations, which decreased from $1,144,324 to $126,741.
The Company used $550,724 of cash for investing activities during the nine month period ended December 31, 2008, primarily related to equipment purchases for the new Orem branch campus, which commenced operations in October 2008.
The Company used $190,000 of cash for financing activities during the nine month period ended December 31, 2008. The Company repurchased common stock for $100,000 and paid preferred dividends in arrears of $90,000 during this period.
The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon several factors, including the stability of student enrollment at its existing campuses and successfully managing the cost of educational services and facilities. At December 31, 2008, the Company has $300,000 of available borrowings on its bank line of credit. Management expects its current cash position, cash generated from anticipated operations and the availability under the line of credit to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations.

Forward-Looking Information
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures were effective as of this date.

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
Management’s evaluation identified control weaknesses in the Company’s purchase order and procurement process that, in the opinion of management, aggregated to the level of a material weakness. To mitigate the risk of consolidated financial statement misstatement, management has taken steps such as closer monitoring of accounts payable cutoff and significant expense account activity, as well as increased instruction to employees involved in the purchase order and procurement process regarding timely submission of invoices to the Company’s accounts payable department and the importance of tracking approved purchase orders through the transaction cycle. Additionally, management intends to implement a formal purchase order tracking system during the fourth quarter of fiscal year 2009 that will allow management to better track purchasing activity, from approval of purchase orders, to receipt of goods or services being matched to the approved purchase, and ultimately to the matching of invoice terms to what was actually received and to the check stub when paid.
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
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Separation Agreement and Release with an effective date of December 29, 2008 by and between Broadview Institute, Inc. and Laurence S. Zipkin

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2009	Broadview Institute, Inc. (Registrant)
	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Separation Agreement and Release with an effective date of December 29, 2008 by and between Broadview Institute, Inc. and Laurence S. Zipkin