Form 10-K
period 2009-03-31
BROADVIEW INSTITUTE INC
filed 2009-06-29
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number: 0-8505

BROADVIEW INSTITUTE, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0641789 (I.R.S. Employer Identification No.)
8089 Globe Drive
Woodbury, MN 55125
(Address, including zip code, of principal executive offices)
Telephone Number: (651) 332-8000

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)
None
Securities registered under Section 12(g) of the Exchange Act:
(Title of each class)
Common Stock, par value $.01

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,984,142.
          Total number of shares of $.01 par value common stock outstanding at April 30, 2009: 8,108,252
DOCUMENTS INCORPORATED BY REFERENCE
          Certain portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Report.

i

Introduction
          Broadview Institute, Inc. and its wholly-owned subsidiaries are referred to herein as “we”, “our”, the “Registrant” or the “Company” unless the context indicates otherwise.
PART I
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS:
          Certain statements contained in this Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they are considered “forward-looking statements” which provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results. The uncertainties and risks include, but are not limited to:
•	the growth pace of student enrollment

•	our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as various state and accrediting agency requirements

•	approval by the United States Department of Education (USDE), state and other accrediting regulators of new programs and locations

•	risks associated with the opening of new campuses and offering new educational programs

•	risks associated with our students’ ability to finance their education

•	loss of key personnel

•	the impact of competition, and

•	general economic and business conditions.
          As a consequence, current plans, anticipated actions and our future consolidated financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 1. BUSINESS
Overview
          Broadview Institute, Inc. offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as UCC). UCC has campuses located in the Utah cities of West Jordan, Layton and Orem. UCC is accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), formerly the Accrediting Commission of Career Schools and Colleges of Technology, to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
          UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The total number of students enrolled at UCC for the academic quarter ended March 31, 2009 was 981 compared to 807 for the quarter ended March 31, 2008.
          Our mission is to provide high quality education, enabling graduates to reach career and life goals through knowledge and skills training that meets the needs of business, industry and government. We fulfill this commitment to our students and their future employers by:
•	providing career-oriented education and training leading to diplomas, associate degrees and bachelor’s degrees;

•	providing knowledge and skills that support immediate employment goals and prepare students for future career advancement;

•	offering general education courses to build awareness, abilities and interests so that students become empowered and knowledgeable citizens;

•	providing academic and support services that meet the needs of our students;

•	maintaining relationships with industry leaders through program advisory committees that review curricula and resources to ensure appropriate and current programs for our students; and

•	attracting and retaining strong and experienced employees who have a commitment to professional development.
Principal Products and Services
          Recruitment and Admissions
          A typical student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her career opportunities.
          We have an admissions department at each campus that is responsible for conducting admissions interviews with potential applicants to provide information regarding the programs and to assist with the application process, including a standardized presentation for every applicant for all programs. The admissions criteria vary according to the program of study. Generally, each applicant for enrollment must have a high school diploma or the equivalent.

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
Our History
          Broadview Institute, Inc. (the Company) was incorporated in 1945 in the State of Minnesota. In August 2006, the name of the Registrant was changed from Broadview Media, Inc. to Broadview Institute, Inc.
          In March 2003, Minnesota businessman Terry Myhre invested in the Company, became its single largest shareholder and also was elected to its Board of Directors. Mr. Myhre owns or has the controlling interest in Globe University (GU) and Minnesota School of Business (MSB) (collectively GU/MSB), which are privately-owned, post-secondary career colleges. Together, GU/MSB has 12 campuses located in Minnesota, Wisconsin and South Dakota. They have been educating students for more than one hundred years and currently have a combined enrollment of approximately 8,000 students.
          Mr. Myhre became Chairman and CEO of the Company in January 2004. Mr. Myhre increased his stock and warrant holdings in the Company in March 2005 and July 2005. The July 2005 increase was in connection with our acquisition of UCC. To consummate our acquisition of UCC, we issued 5,000,000 shares of our common stock in exchange for all of the outstanding shares of UCC, of which 3,403,750 were issued to Mr. Myhre, the majority owner of UCC. Including warrants held by Mr. Myhre for the purchase of 650,000 shares of our common stock, he owned as of the date of this Annual Report holdings representing 64% of the Company’s shares (assuming exercise of his warrants).
          UCC (formerly the Bryman School) was established in 1977 in Salt Lake City, Utah. UCC was incorporated in 2002 in the State of Utah. The acquisition of UCC was accounted for as a merger of an entity under common control since Mr. Myhre, our largest shareholder, and the largest shareholder of UCC, had a controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.
          Until March 31, 2008, the Company was engaged in two business segments, Education and Media Production.

          Education
          UCC relocated its operations from Salt Lake City, Utah to West Jordan, Utah in January 2000. In January 2007, UCC opened its first branch campus in Layton, Utah. In October 2008, UCC commenced operations at our newest branch campus in Orem, Utah. All three campuses are accredited by ACCSC and are eligible to participate in Title IV programs offered by the USDE.
          Media Production
          Our Media Production segment created and produced television shows, communication and educational products for cable networks, corporations, associations and large publishers, as well as provided post-production services for independent production companies.
          We discontinued our Media Production segment entirely, effective March 31, 2008. The Company sold its remaining Media Production equipment to MSB for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Minneapolis facility lease. The estimated remaining cost under the lease was $1,600,000 at March 31, 2008. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000.
Service Level Agreement with Related Party
          The Company utilizes executive, administrative, accounting and consulting services provided by GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief executive and chief financial officer services, information technology software support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.
          In June 2008, the Company’s Board of Directors and Audit Committee approved and we entered into a Service Level Agreement with GU/MSB, pursuant to which the executive, administrative, accounting and consulting services are provided. This arrangement for these services with GU/MSB may be terminated by either party upon reasonable notice to the other.
          Under this agreement, our payments to GU/MSB for these services increased to $50,000 per month beginning July 2008 from $25,000 per month. In 2009 and 2008, expenses for services from GU/MSB were $525,000 and $300,000. We believe the fees we are currently paying GU/MSB for these services are competitive with, or less than, what we would have to pay to provide these services ourselves or to obtain them from another third party.
Industry Background and Outlook
          Post-secondary education is critically important for a strong workforce. President Obama has set a goal for the United States to have the highest proportion of students graduating from college in the world by 2020. His goal will require institutions of higher education to work together to serve our students and communities. Since the 1990’s career-focused post-secondary institutions have seen large increases in students due to our ability to provide flexible schedules, online classes, and career-specific curriculum. Today all post-secondary schools are seeing changes in academic delivery due mainly to the Internet. Not only are more students able to get access to higher education through online classes, but the Internet is providing easy access to media-rich content. Class content is rapidly improving allowing instructors to have more tools to help students learn.

Our Competitive Strengths
          Our schools in Utah have been providing career focused education in Utah for 32 years. We partner with GU/MSB for their expertise in curriculum management, technology, finance, compliance, and strategic management. Globe University and Minnesota School of Business were founded in the late 1800’s and have been focused on career education for over 100 years. Mr. Myhre is the President and CEO of GU/MSB and has 35 years of experience in the career college industry. The senior management team for the consortium of schools has many experienced managers of career colleges, which provides Broadview Institute with leaders experienced in growth and quality higher education.
          We have a model for growth and campus management that has been successful with GU/MSB schools. We have many strengths that will help us continue to provide quality education and services to our students, including:
•	Community focus. Our campus leaders develop relationships with employers in the surrounding communities to help our students upon their graduation. Because of these relationships our students will have opportunities for membership on industry association groups, internships with employers, and ultimately career placement.

•	Practical curriculum. Our programs are designed to teach students how to be successful in their career through hands-on activities and small class sizes to ensure students are getting appropriate attention.

•	Credentialed and experienced faculty. Our faculty hold advanced degrees in the program-areas they instruct. In addition, we require industry experience to ensure our instructors have hands-on knowledge. Campus deans provide instruction and resources for the professional development of our instructors.
Company Strategy
          We believe our model of education supports workforce development and strengthens communities. We plan to add campuses at a sustainable rate to ensure growth will not compromise quality. We will work with business and education leaders in existing and future markets to be seen as a long-term partner in the community. Two immediate goals we have, include:
•	Introducing our first graduate degree, a Master’s in Management;

•	Rebranding our schools using a university name that will allow us to consider other markets outside the state of Utah.
Curricula
          UCC offers a wide range of degree programs, training students for opportunities in four high-growth employment sectors:
•	Business and Accounting

•	Health Sciences

•	Information Technology

•	Legal Science

          Programs of study range from 12 to 45 months. The programs and their percentage of the student population at March 31, 2009 and 2008 were as follows:

Program	2009	2008

A.A.S. Veterinary Technology	28.1%	30.7%
A.A.S. Nursing	16.2%	16.2%
A.A.S. Paralegal Studies	7.0%	7.6%
Select Courses (non-degree)	6.1%	6.6%
A.A.S. Medical Assistant	5.8%	6.1%
A.A.S. Health & Exercise Science	3.6%	6.1%
A.A.S. Business Administration	4.6%	5.3%
Other programs	28.6%	21.4%

	100.0%	100.0%

Markets and Distribution
          The primary market for UCC currently includes applicants from the State of Utah. UCC uses its own admissions teams and markets its courses through print, television, radio and telemarketing outlets. UCC maintains booths and information tables at appropriate conferences, expos and other events in the communities where we operate.
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

Government Approvals and Effect of Governmental Regulations
          Regulatory Environment
          UCC is in a highly-regulated industry with oversight by several agencies. The Higher Education Opportunity Act (HEOA) was enacted on August 14, 2008 and reauthorizes the Higher Education Act of 1965, as amended (HEA). HEA and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the HEA both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory evaluations. The HEA allocates regulatory responsibility for these programs among (1) the federal government through the USDE; (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education, and (3) state education regulatory bodies. The regulations, standards and policies of these agencies are subject to frequent change.
          Accreditation and Approvals
          Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional, national, professional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure these institutions maintain the levels of performance, evidence institutional and program improvement demonstrate integrity and fulfill other requirements established by the accrediting body.
          Accrediting agencies also are responsible for overseeing educational institutions. Continued approval by an accrediting agency recognized by the USDE is necessary for an institution to maintain eligibility to participate in Title IV programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. UCC is accredited by the ACCSC. Our West Jordan campus was most recently granted renewal of accreditation effective April 2006 for a period of five years. The Layton branch campus was granted initial accreditation effective January 2007 through January 2009. Layton’s initial grant remains in effect pending final approval by the ACCSC following its on-site evaluation conducted in November 2008; the final approval action is scheduled for consideration at the August 2009 ACCSC commissioners’ meeting. The Orem branch campus was granted initial accreditation effective December 2008 through December 2010.
          Accrediting commission oversight may occur at several levels. The ACCSC may require a school to submit a response to one or more stipulations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements. The ACCSC may also require a school to submit periodic reports to monitor one or more specified areas of performance. In cases where the ACCSC has reason to believe that a school is not in compliance with accreditation standards and other requirements, the ACCSC may place a school on probation, or order the school to show cause as to why accreditation should not be withdrawn. A school under a Show Cause Order or Probation Order is required to demonstrate corrective action and compliance with accrediting standards within a specified time period. Based on the school’s actions and response, the ACCSC may remove the order, continue the order, or withdraw the school’s accreditation. If UCC were to lose its accreditation, students attending UCC would not be eligible to participate in Title IV programs. UCC’s inability to participate in Title IV program funding would have a significant impact on our operations. UCC is currently not under any stipulations, special reporting requirements, or a Show Cause Order or Probation Order.
          State Authorization for U.S. Institutions
          State licensing agencies are responsible for the oversight of educational institutions. Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. Currently, UCC is authorized by its applicable state licensing agency or agencies. In the State of Utah, UCC is exempt from registration requirements because UCC is accredited by ACCSC. Certain programs offered by UCC require approval, including the Pharmacy Technology and Nursing programs, and all such programs have received all necessary approvals from the appropriate state agencies.
          Financing Student Education
          A majority of students who attend our school are eligible to participate in some form of government-sponsored financial aid program. The Title IV programs provide grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the USDE. Recipients of Title IV program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study. As of March 31, 2009, approximately 76% of UCC’s students participated in one or more Title IV programs.
          Types of Title IV loan programs available to UCC students include:
•	Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the USDE. The two primary types of loans obtained by students at our school under the FFEL program are Stafford loans and PLUS loans.

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

Plus loans are loans for dependent, undergraduate students where the parent is the borrower on behalf of the student. Creditworthy parents are allowed to borrow up to the cost of education at the school and eligibility is not based on financial need. Principal repayment is required through installment payments once the loan is fully disbursed. Students must maintain at least a “half-time” status and meet satisfactory academic progress to participate in the Plus loan program.

•	Federal Grants. Title IV program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The USDE makes Pell grants up to a maximum amount per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.
          Other Financial Aid Programs
          In addition to Title IV programs, eligible students at UCC may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, and various private organizations.
          Return and Refunds of Title IV Program Funds
          An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. Compliance with refund calculation provisions is audited on an annual basis.
          Financial Aid Regulation
          Most of our students require assistance in financing their education. UCC participates in financial aid programs under the Title IV programs administered by the USDE. To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, must be accredited by an accrediting agency recognized by the USDE, and must be certified as eligible by the USDE. The USDE will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the HEA and the USDE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the USDE on an ongoing basis. HEA regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm.
          Congress must reauthorize HEA approximately every 6 years. On July 31, 2008, Congress completed the reauthorization process by passing the Higher Education Opportunity Act (HEOA), which was signed into law by the President on August 14, 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In addition to HEOA, three other laws to amend and reauthorize aspects of the HEA have been enacted. In February 2006, the Deficit Reduction Act of 2005 was signed into law and included the Higher Education Reconcilation Act of 2005 (HERA). Among other measures, HERA reauthorized the HEA with respect to the federal guaranteed student loan programs. In September 2007, the President signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. On May 7, 2008, the President signed into law the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). The bill increases unsubsidized Stafford loan limits by $2,000 and increases aggregate loan limits, provides the Secretary of Education the authority to purchase FFEL loans from lenders, allows the USDE to designate an entire institution as eligible for lender of last resort loans, provides a grace period and deferment for Parent

PLUS borrowers and makes changes to the ACG and SMART Grants. ECASLA was recently extended until June 30, 2010.
          There may be certain further legislative changes; however, at this time we cannot determine the scope, content or effect of such changes.
          Certain elements of the regulations applicable to UCC are described below.
          Administrative Capability
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
          Financial Responsibility Standards
          To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE. The USDE evaluates institutions for compliance with these standards each year, based on the institution’s annual audited consolidated financial statements.
          To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual consolidated financial statements. The USDE calculates an institution’s composite score, which may range from —1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. An institution that does not meet the USDE’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the USDE in an amount equal to at least 50% of Title IV program funds received by the institution during its prior fiscal year, or posting a letter of credit in an amount equal to at least 10% of Title IV program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV program funds, including, in certain circumstances, receipt of Title IV program funds under an agreement other than the USDE’s standard advance funding arrangement.
          Currently, the Company is not required to post a letter of credit or accept other conditions on its participation in Title IV programs, as we have met the USDE’s financial responsibility standards. UCC’s composite score as of and for the years ended March 31, 2009 and 2008 was 2.8 and 3.0, relative to a maximum score of 3.0. If, however, the Company fails to satisfy the USDE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected should the Company not have adequate resources to meet the letter of credit requirements described above. UCC’s financial data used to calculate the composite score is the Company’s data on a consolidated basis.

          Student Loan Default Rates
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
          UCC has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. UCC has not had a FFEL cohort default rate of 25% or greater during any of the last three federal award years. The following table sets forth the FFEL cohort default rates for UCC for federal award years 2006, 2005 and 2004. The rates for award years 2007 and 2008 have not yet been received.
UCC Cohort Default Rates

	2006	2005	2004
Rate	8.9%	13.5%	14.7%
          HEOA modified the HEA’s cohort default rate provisions related to FFEL Program loans. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the third federal fiscal year following that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of rates calculated under the new formula are available. In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the Title IV programs. If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the USDE a default improvement plan. Institutions that exceed 30% for two consecutive fiscal years will be required to review, revise and resubmit their default improvement plans, and the USDE may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment. An institution whose cohort default rate is 30% or more for any two consecutive federal fiscal years may file an appeal to demonstrate exceptional mitigating circumstances and, if the U.S. Secretary of Education determines that the institution demonstrated such circumstances, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.
          Restrictions on Operating Additional Schools
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
          The Company’s acquisition of UCC in July 2005 required review and recertification for our participation in Title IV programs. UCC filed a change of ownership application. The USDE found UCC’s application to be materially complete. Accordingly, the USDE generated a Temporary Program Participation Agreement allowing UCC’s students to continue receiving federal funding. The USDE granted a Temporary Program Participation Agreement to UCC on August 10, 2005. In May 2008, the USDE recertified UCC through March 2014, thereby removing our provisional status.
          Compliance with “90/10 Rule”
          Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the last complete fiscal year were derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following award year. For the fiscal year ended March 31, 2009, UCC received $10,507,923 of Title IV funds and total eligible cash receipts of $13,857,527 resulting in a percentage of 76%. This compares to fiscal year ended March 31, 2008 in which UCC received $6,878,351 of Title IV funds and total eligible cash receipts of $10,158,938, resulting in a percentage of 68%. Financial data used to calculate UCC 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.
          Restrictions on Payment of Bonuses, Commissions or Other Incentives
          An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the USDE published new regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the USDE has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the USDE has announced that it will no longer review and approve individual schools’ compensation plans. Although the Company cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the HEA and the new regulations promulgated by the USDE.

          Eligibility and Certification Procedures
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
          Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violation
          UCC is subject to and, at any moment in time, is likely to have pending audits, compliance reviews, inquiries and investigations by the USDE and other state regulatory agencies, accrediting agencies, and other third parties that may allege violations of regulations, accreditation standards, or other regulatory requirements applicable to us. There are no current pending matters affecting UCC. The HEA also requires that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the USDE for review within six months of the institution’s fiscal year end.
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
Employees
          As of March 31, 2009, UCC had 200 employees. Of this figure, 91 were staff (72 full-time, 19 part-time) and 109 were faculty (28 full-time, 81 part-time). Parent company Broadview Institute, Inc. has no employees (see discussion of Service Level Agreement elsewhere in Item 1).

ITEM 1A. RISK FACTORS
Risks Related to the Highly-Regulated Industry in which We Operate Include:
•	Failure by UCC to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal financial aid funding for our students, or loss of our authorization to operate our school.
•	Loss of UCC’s state authorization or its accreditation by ACCSC would make it unable to offer accredited educational programs, and students would be unable to participate in Title IV programs. Such penalties would likely require UCC to close its campuses.
•	Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of UCC or its students to participate in Title IV programs could have a material adverse effect on our student population, financial condition, results of operations and cash flows. Legislative action may also require UCC to modify its practices for the school to comply fully with applicable requirements. Such changes could result in additional, significant administrative costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•	UCC may lose its eligibility to participate in Title IV programs if its student loan default rates are greater than the standards set by the USDE. If UCC were ineligible to participate in Title IV programs, this would have a material adverse effect on our business, financial condition, results of operations and cash flows, and the Company would likely have to close its campuses.
•	We may be required to post a letter of credit or accept other limitations to continue UCC’s participation in Title IV programs if we do not meet the USDE’s financial responsibility standards or if our school does not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.
•	We cannot open new schools or branch campuses of our existing school and we cannot offer new programs if these new locations and program offerings are not timely approved by the USDE and state and accrediting regulators, as applicable. Also, we may have to repay Title IV program funds disbursed to students enrolled at a new location or in a new program offering at an existing location if the Company does not obtain prior approval from the USDE and state and accrediting regulators, as applicable.
•	The Company would lose its eligibility to participate in the Title IV programs if, on a cash accounting basis, UCC derived more than 90% of our revenue for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs.
•	If UCC fails to satisfy any of the USDE’s criteria for administrative capability, the USDE may require the repayment of Title IV program funds disbursed by UCC, may require UCC to receive Title IV program funds under an agreement other than the USDE’s standard advance funding agreement, may commence a proceeding to impose a fine or limit, suspend or terminate the participation of UCC in Title IV programs.
•	If we were found to violate standards related to payment of commissions, bonuses and other incentive payments, the USDE could impose monetary fines, penalties or other sanctions on the Company.
•	Investigations, claims, and actions against the Company and other companies in our industry could adversely affect our business and stock price. Even if the Company satisfactorily resolves such investigations, claims and actions, we may have to expend substantial resources to address and defend those claims or actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•	If the results of any audits, reviews, investigations, claims or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting. Any penalty or restriction imposed on us could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•	Adverse publicity from any claim, action, review or investigation could adversely affect our business.
Risks Related to Our Business Include:
•	The Company’s financial performance depends, in part, on our ability to keep pace with changing market needs and technology. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. Our educational programs must keep pace with these evolving requirements. If we cannot respond to changes in industry requirements, it could have a material adverse effect on our business, results of operations or financial condition. High interest rates could adversely affect our ability to attract and retain students because the cost of education may be unaffordable for students. Changes in credit requirements may impact current or prospective students’ ability to obtain financing for the cost of education.
•	If the Company fails to effectively identify, establish, and operate new branch campuses of our existing school, our growth may be slowed and our profitability may be adversely affected. There can be no assurance that we will be able to establish additional campuses.
•	Competitors with greater resources could harm our business. The postsecondary education market is highly competitive. We compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to ours. Although tuition at private nonprofit institutions is, on average, higher than tuition at UCC, some public institutions are able to charge lower tuition than UCC, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than UCC.
•	The Company’s financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our school and programs among high school graduates and working adults.
•	The loss of our key personnel could harm our business. The Company’s success depends upon our ability to attract and retain highly qualified faculty, campus administrators and management. We may have difficulty locating, hiring and retaining qualified personnel. The loss of service of key personnel, or failure to attract and retain other qualified and experienced personnel could cause our business to suffer.
•	The Company’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.
Risk Related to Our Common Stock Include:
•	The trading price of the Company’s common stock may fluctuate substantially as a result of a number of factors, many of which are not in our control. These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased. Some of these factors include:
—	Our ability to meet or exceed our own forecasts or expectations of analysts or investors;

—	Quarterly variations in our operating results;

—	Changes in the legal or regulatory environment in which we operate;

—	General conditions in the for-profit, post-secondary education industry, including changes in federal and state laws and regulations and accreditation standards;

—	The initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including any adverse publicity related thereto;

—	Price and volume fluctuations in the overall stock market;

—	The loss of key personnel; and

—	General economic conditions.
•	The stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          There are no Securities Exchange Commission (SEC) staff comments on the Company’s periodic SEC reports which are unresolved.

ITEM 2. PROPERTIES
          The Registrant uses leased properties as follows:

Location	General Description	Lease Terms
1902 West 7800 South West Jordan, Utah	17,500 square feet; office and education facility.	Lease expires January 7, 2020. Rent is $19,383 per month until January 2010, will be $21,299 per month until January 2015 and will be $23,429 per month through the end of the lease term.

1746, 1740 and 1800 West 7800 South West Jordan, Utah	16,800 square feet; office and education facility.	Lease expires June 30, 2019. Rent is $19,064 per month beginning in July 2007 and increases yearly by 2.5%.

869 West Hill Field Rd. Layton, Utah	31,200 square feet; office and education facility.	Lease expires December 31, 2016. Rent is $32,500 per month until December 2011 and increases in calendar years 2012-2016 by the percentage increase in the Consumer Price Index between the 61st month of the lease divided by the 1st month of the lease.

900 North 1200 West Orem, Utah	31,200 square feet; office and education facility.	Lease expires July 31, 2018. Rent is $48,100 per month until July 2013 and increases in calendar years 2013 -2017 by the percentage increase in the Consumer Price Index between the 61st month of the lease divided by the 1st month of the lease.
          The Registrant believes such properties to be in good condition and adequate for its present and foreseeable operations. The Registrant believes its property is adequately covered by insurance. See also the Notes to Consolidated Financial Statements for information regarding the Company’s leased property.
ITEM 3. LEGAL PROCEEDINGS
          From time to time, the Registrant may be involved in litigation and other legal proceedings arising out of the normal course of business. The Registrant is currently not a party to any pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matter was submitted to a vote of the Registrant’s shareholders during the fourth quarter of the Registrant’s 2009 fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”. The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid common stock dividends since fiscal year 1991. The number of record holders of the Company’s common stock as of March 31, 2009 was approximately 700.

	Market Prices
	High	Low
2009
First Quarter	$2.65	$2.00
Second Quarter	$2.00	$1.20
Third Quarter	$1.95	$0.95
Fourth Quarter	$1.25	$0.95
2008
First Quarter	$2.60	$1.45
Second Quarter	$3.25	$2.05
Third Quarter	$2.90	$2.01
Fourth Quarter	$2.70	$1.65

ITEM 6. SELECTED FINANCIAL DATA*

	Years Ended March 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA
Revenues	$12,423,495	$10,259,154	$8,717,468	$6,645,600	$5,893,394
Operating expenses
Educational services and facilities	8,870,888	6,655,984	5,467,243	4,358,221	3,468,443
Selling, general and administrative	3,135,703	2,555,032	1,935,636	1,896,758	2,321,629

Total operating expenses	12,006,591	9,211,016	7,402,879	6,254,979	5,790,072

Operating income	416,904	1,048,138	1,314,589	390,621	103,322
Other income:
Interest income	37,985	62,784	31,399	—	—

Continuing operating income before income taxes	454,889	1,110,922	1,345,988	390,621	103,322
Income tax expense (benefit)	156,574	(1,294,473)	—	(45,946)	115,386

Income (loss) from continuing operations	298,315	2,405,395	1,345,988	436,567	(12,064)
Loss from discontinued operations	—	(81,181)	(1,181,853)	(922,072)	(522,904)

Net income (loss)	$298,315	$2,324,214	$164,135	$(485,505)	$(534,968)

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share:
Basic	$0.03	$0.28	$0.02	$(0.07)	$(0.07)
Diluted	$0.03	$0.25	$0.02	$(0.07)	$(0.07)

BALANCE SHEET DATA

Total assets	$6,313,861	$5,754,635	$3,320,813	$3,652,438	$3,466,458
Property and equipment, net	$1,357,787	$956,453	$962,797	$726,149	$202,889
Stockholders’ equity	$5,334,202	$5,048,737	$2,621,523	$2,457,388	$2,455,393
Common shares outstanding	8,108,252	8,158,252	8,108,252	7,747,942	7,720,747

*	The consolidated financial information for periods prior to 2008 has been reclassified to reflect the Company’s Media Production segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, the “Cautionary Notice Regarding Forward Looking Statements” in Item 1 of this Report, “Risk Factors” in Item 1A of this Report, and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.
Overview
          Broadview Institute, Inc. offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as UCC). UCC has campuses located in the Utah cities of West Jordan, Layton and Orem. UCC is accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), formerly the Accrediting Commission of Career Schools and Colleges of Technology, to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
          UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The total number of students enrolled at UCC for the academic quarter ended March 31, 2009 was 981 compared to 807 for the quarter ended March 31, 2008.
          Until March 31, 2008, the Company was engaged in two business segments, Education and Media Production. Our Media Production segment created and produced television shows, communication and educational products for cable networks, corporations, associations and large publishers, as well as provided post-production services for independent production companies.
          In November 2006, the Company ceased Media Production operations at its main media segment location. The Company stopped marketing activities for its media production services and relied solely on business from existing customers on a project-by-project basis. In line with the Company’s current plans to focus on our Education business, we discontinued our Media Production segment entirely, effective March 31, 2008. The Company sold its remaining Media Production equipment to Minnesota School of Business (MSB) for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Minneapolis facility lease. The estimated remaining cost under the lease was $1,600,000 at March 31, 2008. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000.
          The Company utilizes executive, administrative, accounting and consulting services provided by Globe University/Minnesota School of Business (GU/MSB) as described in Item 1 of this Annual Report. In June 2008, the Company’s Board of Directors and Audit Committee approved and we entered into a new Service Level Agreement (the Agreement) with GU/MSB, pursuant to which these services are provided. This arrangement with GU/MSB may be terminated by either party upon reasonable notice to the other.
          Under the Agreement, our payments to GU/MSB for these services increased to $50,000 per month beginning July 2008 from $25,000 per month previously. In 2009 and 2008, expenses for services from GU/MSB were $525,000 and $300,000. We believe the fees we are currently paying GU/MSB for these services are competitive with, or less than, what we would have to pay to provide these services ourselves or to obtain them from another third party.

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
          Receivables
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
          Goodwill
          Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at March 31, 2009.
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
Results of Continuing Operations
          The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year Ended March 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Operating expenses
Educational services and facilities	71.4	64.9	62.7
Selling, general and administrative	25.2	24.9	22.2

Total operating expenses	96.6	89.8	84.9

Operating income	3.4	10.2	15.1
Other income	0.3	0.6	0.4

Income from continuing operations before income taxes	3.7	10.8	15.4
Income tax expense (benefit)	1.3	(12.6)	—

Income from continuing operations	2.4	23.4	15.4
Loss from discontinued operations	—	(0.8)	(13.6)

Net income	2.4%	22.7%	1.9%

Year ended March 31, 2009 compared to year ended March 31, 2008
          Revenues
          Revenues increased 21.1% to $12,423,495 in 2009 from $10,259,154 in 2008. The $2,164,341 increase was primarily attributable to increased enrollments as well as a 7.0% cost per credit increase for certain academic credits effective April 2008. Our increases in enrollment were primarily due to growth at our Layton campus (opened January 2007) and the addition of our Orem campus, which began operations October 2008. The total number of students enrolled for the academic quarter ended March 31, 2009 was 981 compared to 807 for the quarter ended March 31, 2008.
          Due to the nature of the Company’s principal revenue-generating activities, management does not believe the current downturn in the United States economy presents a significant risk to the Company’s ability to grow revenues. Rather, the post-secondary education industry has historically faired well during times of economic distress. Such scenarios often lead to unemployed or underemployed individuals seeking educational resources such as those offered by UCC to improve their job skills and employability. Management expects to have increasing enrollments over the course of the next fiscal year.

          Educational services and facilities operating expenses
          Expenses related to the Company’s educational services and facilities increased 33.3% to $8,870,888 in 2009 from $6,655,984 in 2008. The $2,214,902 increase was primarily due to direct costs necessary to support the opening of our Orem campus and the increase in student enrollments at our Layton campus. Total educational services and facilities expenses for Orem were $1,008,242 in 2009. Payroll-related expenses increased 28.7%, or $1,056,804, in 2009 compared to 2008. Building rent expense increased 44.2%, or $435,349 in 2009 compared to 2008 due to the addition of the Orem campus facility.
          Payroll-related expenses as a percentage of revenues increased to 38.2% in 2009 from 35.9% in 2008. Rent expense as a percentage of revenues increased to 11.4% in 2009 from 9.6% in 2008. Management anticipates that these expenses will decrease as a percentage of revenues as our newer branch campuses mature and raise their enrollment levels.
          Selling, general and administrative expenses
          Expenses related to selling and general administrative activities increased 22.7% to $3,135,703 in 2009 from $2,555,032 in 2008. The $580,671 increase was primarily due to increased marketing and additional administrative salaries to support the new Orem campus and introduction of fully online programs. Marketing expenses increased 18.7% to $1,889,035 in 2009 from $1,590,924 in 2008. Our management fee paid to a related party for executive, administrative and accounting services increased 75.0% to $525,000 in 2009 from $300,000 in 2008. Other general administrative expenses also increased due to the addition of the Orem campus. These increases were offset by a $52,500 decrease in compensation expense related to stock awards.
          Marketing expenses and management fees as a percentage of revenues were 15.3% and 4.2% for 2009 compared to 15.5% and 2.9% for 2008.
          Operating income
          Operating income is the primary measure used by management in assessing the Company’s performance. Operating income decreased 60.2% in 2009 to $416,904 in 2009 from $1,048,138 in 2008. The decrease of $631,234 was primarily the result of the aforementioned factors.
          Other income
          Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. The decrease of $24,799, or 39.5%, in 2009 from 2008, is primarily due to lower interest rates.
          Income taxes
          The Company recognized income tax expense of $156,574 in 2009 compared to a benefit to continuing operations from income taxes of $1,294,473 for 2008. The variance resulted primarily from a 2008 tax provision of $435,527 offset by the release of the valuation allowance against deferred tax assets in the amount of $1,730,000 in the fourth quarter of 2008. Historically, deferred tax assets arose from federal and state net operating loss (NOL) carryforwards, tax credit carryforwards and other timing differences. These and other deferred tax assets had been offset by a valuation allowance due to the uncertainty surrounding the realization of such assets. The release of a substantial portion of the valuation allowance and the resulting recognition of a deferred tax benefit in the fourth quarter of 2008 was based on management’s belief that it is more likely than not that these deferred tax assets will be realized due to current and expected profitability. In making this determination, management considered all positive and negative factors.
          To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. As of March 31, 2009, the Company had approximately $3,275,000 of federal NOL carryforwards, and a federal tax credit carryforward of $235,000. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforward does not expire.
          Loss from discontinued operations
          There was no loss from discontinued operations in 2009 compared to a loss of $81,181 in 2008. Media production activity in 2008 was primarily limited to video and production services for existing customers, as the Company did not market these services during 2008. The Company discontinued media production activity entirely effective March 31, 2008.
Year ended March 31, 2008 compared to year ended March 31, 2007
          Revenues
          Revenues increased 17.7% in 2008 to $10,259,154 from $8,717,468 in 2007. The increase of $1,541,686 was primarily due to a full year of operations at the Layton campus, which opened in January 2007. Revenues generated by the Layton campus increased to $1,954,432 in 2008 vs. $280,118 in 2007. This increase was partially offset by reduced enrollment at the West Jordan campus. Revenues generated by the West Jordan campus decreased to $8,304,722 in 2008 vs. $8,437,349 in 2007. There were no changes to tuition rates during fiscal 2008. The total number of students enrolled for the academic quarter ended March 31, 2008 was 807 compared to 685 for the quarter ended March 31, 2008.
          Educational services and facilities operating expenses
          Expenses related to the Company’s educational services and facilities increased 21.7% in 2008 to $6,655,984 from $5,467,243 in 2007. The increase of $1,188,741 was primarily due to increased salaries, health insurance and building rent expenses as a result of a full year of operations at the Layton campus. Total salaries expense increased $356,216 or 11.8% in 2008 from 2007. Health insurance expense increased $127,492 or 105.8%. Building rent expense increased $253,709 or 34.7%. In addition to salaries, the most significant increase in education services expense was textbook expense, which increased 115,753 or 24.6%.
          Selling, general and administrative expenses
          Expenses related to selling and general administrative activities increased 32.0% to $2,555,032 in 2008 from $1,935,636 in 2007. The increase of $619,396 was primarily due to increased marketing efforts aimed at increasing the number of prospective student leads. Marketing expenses increased $414,140 or 35.2% in 2008 from 2007. Additionally, the Company incurred certain expenses in 2008 that were not incurred in 2007. Notably, the Company recognized $103,000 of compensation expense related to restricted stock awarded to an officer of the Company during 2008, while there was no such expense in the prior year. Also, the Company incurred $49,334 of expense for consulting fees paid in relation to management’s self-assessment of the Company’s internal controls in 2008. Another factor for the increase includes greater management fees paid to a related party for accounting and administrative services. Management fees paid in 2008 increased $60,000 or 25.0%.
          Operating income
          Operating income is the primary measure used by management in assessing the Company’s performance. Operating income decreased 20.3% to $1,048,138 in 2008 from $1,314,589 in 2007. The decrease of $266,451 in 2008 from 2007 was primarily the result of the aforementioned factors.
          Other income
          Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. The increase of $31,385 in 2008 from 2007, or 100.0%, is due to a higher daily balance accumulated in this account over the course of 2008.
          Income taxes
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
          Loss from discontinued operations
          The loss from discontinued operations decreased $1,100,672 in 2008 from 2007. The decrease of 93.1% was primarily due to the closing of the Company’s media production operations in Chicago, Illinois during fiscal 2007. The Chicago location generated $769,055, or 65.1% of the $1,181,853 total loss from discontinued operations in 2007. Media production activity in 2008 was primarily limited to video and production services for existing customers, as the Company did not market these services during the current year. Also, there were no employees working in the media productions segment during fiscal 2008 — all work was performed by independent contractors or through our management agreement with a related party. The 2008 loss from discontinued operations includes a one-time charge of $160,000 related to the sale of the Company’s remaining media production assets.
Liquidity and Capital Requirements
          The Company financed its operating activities and capital expenditures during the year ended March 31, 2009 primarily through cash provided by operating activities. Cash and cash equivalents were

$2,344,573 at March 31, 2009. Most of the Company’s excess cash is held in an interest-bearing bank savings account.
          The Company has a $300,000 bank working capital line of credit, and there were no outstanding borrowings under this line of credit at March 31, 2009. The line of credit expires August 30, 2009. Management anticipates the Company will be able to renew the line of credit upon expiration at substantially the same terms and conditions. The Company has not borrowed under this line of credit during the years ended March 31, 2009 and 2008.
          Management acknowledges that the current state of the U.S. economy has made credit more difficult to acquire, even for well-qualified borrowers. As the Company has not borrowed any funds against its line of credit during the fiscal years included in this Report, and has continued to finance its operating activities and capital expenditures primarily through cash provided by operating activities, management does not believe the current scarcity of available credit presents a material threat to ongoing operations.
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
          A portion of the Company’s revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of March 31, 2009, Myhre Investments, LLC had $937,201 in loans outstanding to UCC students.
          Management believes that, in part due to the actions taken during 2009, including the continued focus on growing its educational services, the Company has sufficient cash reserves and available line of credit to fulfill its obligations and support operations in the normal course of business through the year ended March 31, 2010. Management believes that inflation will not have a significant impact on the Company’s business.
Cash Generation and Deployment
          In 2009, $999,411 of cash was provided by operating activities from continuing operations, the major components of which were the net income from continuing operations of $298,315, depreciation of $244,628, increased accounts payable and accrued liabilities of $181,995, increased deferred rent of $100,880 and decreased accounts receivable and other assets of $90,752 and $21,971, offset primarily by increased inventory and income taxes payable of $98,570 and $37,710.
          Capital expenditures for property and equipment were $617,366 in 2009, primarily related to purchases of equipment used in providing educational services at the Orem campus. The Company used cash for financing activities in the amounts of $100,000 for the repurchase of unvested restricted stock awards held by a former officer of the Company and $90,000 for payment of preferred dividends in arrears to the Company’s Chairman. Discontinued operations provided cash of $57,894 in 2009.

Off-Balance Sheet Arrangements
          As of March 31, 2009, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of March 31, 2009, management believes that any decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents. The Company has not used derivative financial instruments in its investment strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2009 and 2008
C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiaries
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota
June 29, 2009

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,344,573	$2,094,634
Receivables, less allowance for doubtful accounts of $3,000	128,276	219,028
Inventory	307,425	208,855
Deferred income taxes	768,000	597,000
Assets of discontinued operations	—	57,894
Other	54,790	124,861

TOTAL CURRENT ASSETS	3,603,064	3,302,272

PROPERTY AND EQUIPMENT, NET	1,357,787	956,453

OTHER ASSETS
Deposits	123,994	75,894
Deferred income taxes	607,000	798,000
Goodwill	622,016	622,016

	$6,313,861	$5,754,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$499,760	$334,984
Accrued expenses	233,822	188,007
Income taxes payable	14,460	52,170

TOTAL CURRENT LIABILITIES	748,042	575,161

DEFERRED RENT	231,617	130,737

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 and 8,158,252 shares issued and outstanding at March 31, 2009 and 2008	81,082	81,582
Additional paid-in capital	4,037,804	3,960,154
Retained earnings	1,210,316	1,002,001

TOTAL STOCKHOLDERS’ EQUITY	5,334,202	5,048,737

	$6,313,861	$5,754,635

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,
	2009	2008
REVENUES	$12,423,495	$10,259,154

OPERATING EXPENSES
Educational services and facilities	8,870,888	6,655,984
Selling, general and administrative	3,135,703	2,555,032

TOTAL OPERATING EXPENSES	12,006,591	9,211,016

OPERATING INCOME	416,904	1,048,138

OTHER INCOME
Interest income	37,985	62,784

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	454,889	1,110,922

INCOME TAX EXPENSE (BENEFIT)	156,574	(1,294,473)

INCOME FROM CONTINUING OPERATIONS	298,315	2,405,395

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	—	(81,181)

NET INCOME	$298,315	$2,324,214

INCOME (LOSS) PER COMMON SHARE — BASIC:
Continuing operations	$.03	$.30
Discontinued operations	—	(.02)

Net income per common share — basic	$.03	$.28

INCOME (LOSS) PER COMMON SHARE — DILUTED:
Continuing operations	$.03	$.26
Discontinued operations	—	(.01)

Net income per common share — diluted	$.03	$.25

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Preferred Stock,				Additional	Earnings
	Series B		Common Stock		Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
MARCH 31, 2007	500,000	$5,000	8,108,252	$81,082	$3,857,654	$(1,322,213)	$2,621,523
Issuance of restricted stock	—	—	50,000	500	102,500	—	103,000
Net income	—	—	—	—	—	2,324,214	2,324,214

MARCH 31, 2008	500,000	5,000	8,158,252	81,582	3,960,154	1,002,001	5,048,737

Dividends paid	—	—	—	—	—	(90,000)	(90,000)
Issuance of restricted stock	—	—	50,000	500	50,000	—	50,500
Repurchase of restricted stock	—	—	(100,000)	(1,000)	(99,000)	—	(100,000)
Tax benefit from forfeiture	—	—	—	—		—	—
of unvested restricted stock	—	—	—	—	126,650	—	126,650
Net income	—	—	—	—	—	298,315	298,315

MARCH 31, 2009	500,000	$5,000	8,108,252	$81,082	$4,037,804	$1,210,316	$5,334,202

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008
OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$298,315	$2,324,214
Loss from discontinued operations	—	(81,181)

Income from continuing operations	298,315	2,405,395

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	244,628	180,086
Deferred income taxes	146,650	(1,346,643)
Deferred rent	100,880	63,698
Stock-based compensation	50,500	103,000
Changes in operating assets and liabilities:
Receivables	90,752	147,390
Inventory	(98,570)	7,781
Other assets	21,971	(120,028)
Accounts payable and accrued expenses	181,995	157,662
Income taxes payable	(37,710)	52,170

Net cash provided by operating activities — continuing operations	999,411	1,650,511

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(617,366)	(173,742)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	(90,000)	—
Repurchase of common stock	(100,000)	—

Net cash used by financing activities — continuing operations	(190,000)	—

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	57,894	247,575

INCREASE IN CASH AND CASH EQUIVALENTS	249,939	1,724,344

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,094,634	370,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,344,573	$2,094,634

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business
          Broadview Institute, Inc. (the “Company”) offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as UCC). UCC has campuses located in the Utah cities of West Jordan, Layton and Orem. UCC is accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC), formerly the Accrediting Commission of Career Schools and Colleges of Technology, to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers.
          UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The total number of students enrolled at UCC for the academic quarter ended March 31, 2009 was 981 compared to 807 for the quarter ended March 31, 2008.
          The Company was formerly engaged in two business segments — Education and Media Production. Media Production included television shows and communication and educational products that were primarily video and audio based. The segment created and produced television shows and communication products for cable networks, corporations, associations, and large publishers and provided production and post production services for independent production companies.
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
          U.S. Department of Education (USDE) regulations require Title IV program funds received by the Company in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. Cash in the amounts of $9,000 and $173 was held in restricted bank accounts at March 31, 2009 and 2008.
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
Concentration of Credit Risk
          Cash accounts are maintained primarily at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its cash and cash equivalents. At March 31, 2009, most of the Company’s cash and cash equivalents were maintained in one bank savings account.
          Credit risk on student receivables is minimized due to the diverse nature of UCC’s student base.
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

Leasehold improvements	Lesser of useful life or remaining lease term
Furniture and equipment	3 - 10 years

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Summary of Significant Accounting Policies — (continued)
Goodwill
          Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from UCC. Goodwill is not amortized but is reviewed annually for impairment. The Company does not believe goodwill is impaired at March 31, 2009.
Advertising Costs
          Advertising costs are expensed as incurred. The Company’s advertising expense was $1,889,035 and $1,590,924 for 2009 and 2008.
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
          The Company had no unrecognized tax benefits at March 31, 2009 and 2008 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.
Income (Loss) Per Common Share
          Basic income (loss) per common share (EPS) is calculated using the income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS income (loss) per common share, in addition to the weighted average number of common shares outstanding determined for basic income (loss) per common share, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include warrants, restricted stock awards and preferred stock.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Summary of Significant Accounting Policies — (continued)
          The basic income available to common stockholders was computed as follows:

	Years Ended March 31,
	2009	2008
Net income	$298,315	$2,324,214
Less cumulative dividends	(30,000)	(30,000)

Net income available to common stockholders	$268,315	$2,294,214

          The outstanding shares used for the diluted net income per common share were computed as follows:

	March 31,
	2009	2008
Weighted average shares outstanding — basic	8,145,649	8,115,902
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	67,708	302,711
Restricted stock not vested	—	200,000
Preferred stock	—	500,000

Weighted average shares outstanding — diluted	8,213,357	9,118,613

Recently Issued Accounting Standards
          In September 2006, the FASB issued SFAS No. 157, Fair Value Instruments. SFAS No. 157 establishes a single definition of fair value and framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy . The Statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No 157-1 and 157-2, which , respectively removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On April 1, 2008, we adopted, on a prospective basis, SFAS No. 157 definition of fair value and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to our fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least monthly) and (b) all financial assets and liabilities. Our adoption did not impact our consolidated financial position or results of operations.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the first fiscal year beginning after November 15, 2007. We adopted this statement effective April 1, 2008 and did not elect the fair value option for any eligible items.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
3. Discontinued Operations
          Effective March 31, 2008, in line with the Company’s current plans to focus on its Education business, the Company discontinued operations of its Media Production entirely. The Company sold its remaining Media Production equipment to the Minnesota School of Business (MSB), a related party, for its estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production Minneapolis facility lease. The estimated remaining cost under the lease was $1,600,000. MSB also assumed the remaining debt of $54,000 on the above equipment and the deferred lease liability on the above lease of $28,000. The Company has no significant continuing involvement with the former operations sold to MSB. As a result of the disposal, the Company incurred a non-cash charge of $160,000 relating to MSB’s assumption of the facility lease. The net charge was recognized during the fiscal quarter ended March 31, 2008.
          The Company used reasonable judgment combined with quantitative analysis in determining the amounts of assets, liabilities, revenues and expenses that would be allocated between continuing operations and discontinued operations.
          The Company had no assets or liabilities from discontinued operations at March 31, 2009. The Company’s only asset from discontinued operations at March 31, 2008 was $57,894 of receivables and there were no liabilities from discontinued operations as of that date.
          The Company had no revenue or loss from discontinued operations during the year ended March 31, 2009. The Company had revenue from discontinued operations of $475,987 for the year ended March 31, 2008, and recognized a loss from discontinued operations of $81,181 for the period then ended.
4. Property and Equipment
          Property and equipment consisted of the following:

	March 31,
	2009	2008
Furniture and equipment	$1,675,080	$1,125,627
Leasehold improvements	598,250	501,741

	2,273,330	1,627,368
Less accumulated depreciation	(915,543)	(670,915)

	$1,357,787	$956,453

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Financing Facilities
          On March 27, 2007, the Company obtained a $300,000 line of credit from a bank, which was guaranteed by Terry Myhre, the Company’s largest shareholder and Chairman (Mr. Myhre). Borrowings under the line are at the bank’s prime rate (3.25% and 7.25% at March 31, 2009 and 2008) and collateralized by all the Company’s assets. On June 27, 2008, the maturity date for the new line was extended from July 31, 2008 until August 30, 2009. The line requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the line during the years ended March 31, 2009 and 2008. Management anticipates the Company will be able to renew the line of credit upon expiration at substantially the same terms and conditions.
          The Company had a $500,000 unsecured line of credit with Mr. Myhre at an annual interest rate of 5.5% that expired April 30, 2007. There were no borrowings under this line of credit during the year ended March 31, 2008.
6. Income Taxes
          The provision for income taxes consists of the following:

	Years Ended March 31,
	2009	2008
From continuing operations:
Current:
Federal	$—	$17,162
State	9,924	35,008
Deferred	146,650	383,357
Benefit from release of valuation allowance	—	(1,730,000)

	$156,574	$(1,294,473)

From discontinued operations:

Deferred	$—	$(48,357)

          A reconciliation of the provision for income taxes for continuing operations at the statutory rates to the reported income tax provision for continuing operations is as follows:

	Years Ended March 31,
	2009	2008
Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.4	7.0
Federal Alternative Minimum Tax	(1.4)	1.5
Other permanent differences	0.7	1.0
Change in valuation allowance, including benefit from release of beginning of the year allowance	—	(151.0)
Other	(1.3)	(9.0)

	34.4%	(116.5)%

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Income Taxes (continued)
          A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards and alternative minimum tax credit	$1,768,000	$1,795,000
Accrued expenses	8,000	10,000
Deferred rent	86,000	49,000
Other	—	2,000

	1,862,000	1,856,000

Deferred tax liabilities:
Prepaid expenses	(20,000)	(15,000)
Depreciation	(44,000)	(26,000)

Net deferred tax asset before valuation allowance	1,798,000	1,815,000
Valuation allowance	(423,000)	(420,000)

Net deferred tax asset	$1,375,000	$1,395,000

          Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. At March 31, 2007, the Company provided a valuation allowance against its deferred tax assets due to the uncertainty regarding their ability to be realized. During the fourth quarter of fiscal 2008, management determined it is more likely than not that a portion of these deferred tax assets will be realized based on current and anticipated profit trends of UCC and the discontinuance of the media production operations. The Company released $1,730,000 of the beginning of the year valuation allowance related to deferred tax assets. This amount was recorded as a benefit for the year ended March 31, 2008. The Company did not release its valuation allowance against its deferred tax assets related to certain state net operating loss carryforwards, as management is not currently anticipating any income being generated in these states. The Company’s valuation allowance related to these state net operating loss carryforwards was $423,000 and $420,000 at March 31, 2009 and 2008. The valuation allowance increased $3,000 and decreased $1,610,000 for 2009 and 2008, respectively.
          At March 31, 2009, the Company had approximately $3,265,000 in federal net operating loss carryforwards to reduce future taxable income. The net operating loss carryforwards expire from 2014 to 2027, if not realized. The Company also has a federal Alternative Minimum Tax credit carryforward of $235,000 which does not expire.
          The Company adopted the provisions of FIN 48 effective April 1, 2007. The Company had no unrecognized tax benefits at March 31, 2009 or 2008 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.
          The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2009 or 2008.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Income Taxes (continued)
          For federal purposes, tax years 2006-2008 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of the net operating losses. For state purposes, the statute of limitations remains open in a similar manner. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.
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
Series B Preferred Stock
          The Company has issued 500,000 shares of preferred stock, with a per share par value of $.01, to Mr. Myhre for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each Series B preferred share is convertible into one share of common stock at any time. Detachable warrants for 1,000,000 shares of common stock with an exercise price of $1.25 per share and having a 10-year term and appraised value of approximately $.20 per warrant were included with the issuance. At March 31, 2009, 650,000 shares of common stock remain reserved for conversion of the detachable warrants. At March 31, 2009, cumulative preferred stock dividends in arrears were $30,000.
Equity Incentive Plan
          The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are available for issuance pursuant to the Plan, 1,000,000 shares were available for issuance at March 31, 2009.
Restricted Stock Awards
During the year ended March 31, 2008, the Company granted a restricted stock award for 250,000 shares of common stock to an officer of the Company. Of the restricted shares awarded, 50,000 shares vested on the grant date, and 50,000 were to vest each year on the last day of the fiscal years ending March 31, 2009 through March 31, 2012, provided that the officer continued to be employed by the Company on each respective vesting date. Unvested shares were to be forfeited upon the termination of employment prior to the end of the vesting period. The restricted shares were issued at a price of $2.06 per share, which was the closing price of the Company’s common stock on the grant date.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Stockholders’ Equity — continued
Stock compensation expense recognized related to this grant totaled $103,000 during the year ended March 31, 2008.
          On December 29, 2008, the Company accelerated the vesting of 50,000 restricted shares held by this individual resulting in stock-based compensation of $50,500 being recognized for the year ended March 31, 2009 and repurchased 100,000 shares of common stock from this individual at a price of $1.00 per share. The individual resigned on December 29, 2008, resulting in the remaining restricted shares being forfeited. The Company recorded a $126,650 deferred tax benefit from the forfeiture as an increase to stockholder’s equity.
Warrants
          A summary of the Company’s warrants is as follows:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
April 1, 2007	700,000	$1.25
Cancelled	(50,000)	$1.25
March 31, 2008	650,000	$1.25

March 31, 2009	650,000	$1.25

Stock Options
          There were no stock options granted, exercised or expired during the years ended March 31, 2009 and 2008, and no options were outstanding as of March 31, 2009 or 2008.
Shareholder Rights Plan
          In July 1998, the Board of Directors adopted a Shareholder Protection Rights Plan (Plan) declaring a dividend of one right for each share of the Company’s common stock outstanding on August 14, 1998. The rights entitled the holder to purchase stock having a market value equal to twice the exercise price. The rights could be exercised (except by the acquirer of 15% or more of the Company’s common stock) at a time specified by the Board of Directors after a person or group has acquired, or announced and intended to acquire, 15% or more of the Company’s stock. If more than 15% were to be acquired, but not more than 50%, of the Company’s common stock, the Board could elect to exchange common stock for the preferred stock rights in accordance with a formula specified in the Plan. The rights were redeemable at $.001 per right until becoming exercisable and had a term of 10 years, expiring July 31, 2008. The Plan expired during the year ended March 31, 2009.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8. Operating Leases
          As of March 31, 2009, the Company had four long-term operating leases for campuses and other administrative locations. All leases provide for additional rent based on shared operating expenses. Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount
2010	$1,423,000
2011	1,439,000
2012	1,456,000
2013	1,462,000
2014	1,468,000
Thereafter	6,807,000

$14,055,000

          Total rent expense for facilities and equipment was approximately $1,419,000 and $984,000 for the years ended March 31, 2009 and 2008.
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
          Part of the revenue reported by UCC was paid by students from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $937,201 and $774,575 in loans outstanding to UCC students at March 31, 2009 and 2008.
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
          During June 2008, the Company entered into a Service Level Agreement (the Agreement) with GU/MSB, pursuant to which the services described above are to be provided. Under the Agreement, the Company’s payments to GU/MSB for these services increased from $25,000 to $50,000 per month beginning July 1, 2008 (the Effective Date). The term of the Agreement is for one year from the Effective Date. The Agreement shall automatically renew for one year periods and may be terminated by either party with 30 days notice. Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. In 2009 and 2008, expenses for services under the Agreement were $525,000 and $300,000.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. Related Party Transactions — continued
          As disclosed in Note 3, the Company sold its Media Production equipment to MSB in March 2008 for the equipments estimated fair market value of $290,000. MSB assumed the remaining term of the Company’s Media Production Minneapolis facility lease. The estimated remaining cost under the lease was $1,600,000. MSB also assumed the remaining debt of $54,000 on the equipment and the deferred lease liability on the lease of $28,000. The net balance of $85,747 due to the Company from MSB as a result of these transactions was recorded in other current assets at March 31, 2008. This amount was collected in 2009.
          In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building located at 869 West Hill Field Road in Layton, Utah for our Layton campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the UCC lease. Terms of the lease were based on an evaluation by an independent commercial appraiser. The Layton campus opened in January 2007 and had been operating under an interim rental agreement with the same terms as noted above. Rent expense for the Layton campus was $390,000 for each of the years ended March 31, 2009 and 2008.
          In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for the operation of the Orem campus. The lease is for an initial period of 10 years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $384,800 for the year ended March 31, 2009.
          Through the Company’s Media Production segment, the Company maintained a strategic relationship with MSB to offer digital video courses. The Company provided equipment, facilities and technicians for technical support to allow MSB to offer digital, video-based courses. The terms of the relationship included a quarterly charge per student. In addition, the Company produced promotional and training videos for MSB. Revenues were billed at rates consistent with similar independent customers. Revenue in 2008 from MSB was approximately $295,000. These revenues are presented in results of discontinued operations in the consolidated financial statements for the year ended March 31, 2008. The Company had $36,950 of accounts receivable from MSB related to these services at March 31, 2008.
          The Company had accounts payable to MSB of $12,415 and $3,600 at March 31, 2009 and 2008.
10. Compliance
90/10 Rule:
          The Company derives a substantial portion of its revenues from Student Financial Aid (SFA) received by its students under the Title IV programs administered by the USDE pursuant to the HEA. Any change in the eligibility status of the Company to administer these programs would significantly affect the Company’s operations.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10. Compliance — continued
          To continue to participate in the SFA programs, the Company must comply with the regulations promulgated under the HEA. Under a provision of the HEA, as amended, commonly referred to as the “90/10 Rule,” UCC will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its eligible cash receipts for the fiscal year was derived from Title IV programs, as prescribed in the Federal Register at 34 CFR 600.5(d). Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For the fiscal year ended March 31, 2009, UCC received $10,507,923 of Title IV funds and total eligible cash receipts of $13,857,527 resulting in a percentage of 75.8%. This compares to fiscal year ended March 31, 2008 in which UCC received $6,878,351 of Title IV funds and total eligible cash receipts of $10,158,938 resulting in a percentage of 67.7%. Financial data used to calculate UCC’s 90/10 Rule compliance is UCC data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that our school would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.
Composite Score:
          In order to participate in the SFA programs, a school must demonstrate that it is financially responsible, as defined by the USDE. One measure used by the USDE to determine the financial health of a participating school is the composite score calculation. A school is deemed to be financially responsible by the USDE if the composite score for the institution is between 1.5 and 3.0. For the years ended March 31, 2009 and 2008, the Company’s composite score was 2.8 and 3.0. This information is presented for purposes of additional analysis and is not a required part of the basic financial statements.
11. Employee Benefit Plans
401(k) Savings Plan
          The Company maintains 401(k) employee benefit plans covering substantially all of its employees. The Company contributes to the plans an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation. The Company contributed approximately $23,000 and $12,000 to the plans for 2009 and 2008.
Self-Insured Health Plan
          The Company participates in a self-insured health plan sponsored by the Company, MSB and related companies. The plan includes insured individual and aggregate annual loss limitations.
12. Supplementary Disclosures of Cash Flow Information

	Years Ended March 31,
	2009	2008
Cash paid for income taxes	$47,634	$—
Noncash investing and financing activities:
Property and equipment purchases included in accounts payable	28,596	—

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
13. Quarterly Financial Summary (Unaudited)
Summarized unaudited quarterly financial data for 2009 and 2008 are as follows:
QUARTERLY OPERATING RESULTS
(UNAUDITED)

	Quarter Ended
	June 30	September 30	December 31	March 31
Year ended March 31, 2009:
Revenues	$2,829,258	$2,683,278	$3,340,080	$3,570,879
Operating income (loss)	155,096	(81,990)	69,239	274,559
Net income (loss)	130,563	(38,954)	35,132	171,574
Income (loss) per common share:
Basic	0.02	(0.01)	0.00	0.02
Diluted	0.01	(0.01)	0.00	0.02

Year ended March 31, 2008:
Revenues	$2,622,365	$2,091,398	$2,986,682	$2,558,709
Operating income (loss)	502,050	(20,427)	617,966	(51,451)
Discontinued operations income (loss)	3,696	17,280	(3,442)	(98,715)
Net income	517,660	12,511	631,683	1,162,360
Income per common share:
Basic	0.06	0.00	0.08	0.14
Diluted	0.06	0.00	0.07	0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
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
          The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
          The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2009.
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
Changes in Internal Controls Over Financial Reporting
          Management’s evaluation of internal control over financial reporting for the year ended March 31, 2008 identified control weaknesses in the Company’s purchase order and procurement process that, in the opinion of management, aggregated to the level of a material weakness. During the quarter ended March 31, 2009, management determined that, through a combination of remediated controls and implementation of additional controls, these previously identified control weaknesses no longer aggregated to the level of a material weakness.
          There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The names and principal occupations of the Registrant’s board of directors are as follows:

Name of
Director	Director Since	Principal Occupation
Terry L. Myhre (Chairman)	2003	President, CEO and owner of Minnesota School of Business; President, CEO and co-owner of Globe University.

Robert A. Kramarczuk	2004	Director of the Master of Arts in Management and MBA programs of Hamline University in St. Paul, Minnesota

Norman H. Winer	2007	Chief Executive Officer of National Benefits Group, Inc.

James S. Redpath	2008	Officer and Director of the commercial business unit at HLB Tautges Redpath, Ltd., certified public accountants.

Roger Kuhl	2009	Director of Marketing at Minnesota School of Business and Globe University.
          The names, ages and present positions of the executive officers of the Registrant are as follows:

		Present Position(s)
Name of		with
Executive Officer	Age	Registrant	Business Experience
Jeffrey D. Myhre	35	Chief Executive Officer (CEO)	COO of the Registrant since February 2008; Divisional COO of Globe University and Minnesota School of Business (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.

Kenneth J. McCarthy	35	Chief Financial Officer (CFO)	CFO of Registrant since February 2008; CFO of GU and MSB from March 2003 to present; CPA, assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.
          Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.
          The following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;” information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” and information relating to Code of Ethics to the section “Code of Ethics.” The Company’s Code of Ethics is filed herewith as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION
          The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders.
          The following table provides information as of March 31, 2009 about the Registrant’s equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	900,000
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	900,000

(1)	On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. 900,000 shares of the Company’s common stock are available for issuance pursuant to the 2006 Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR’S INDEPENDENCE
     The information required by Item 13 is incorporated herein by reference to the sections labeled “Election of Directors” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2009 Annual Report to Shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
          All required financial statements of the Registrant are set forth under Item 8 of this report on Form 10-K.
(a)(2) Financial Statement Schedule
          The required financial statement schedule of the Registrant is set forth under Item 8 of this report on Form 10-K.
(a)(3) Exhibits.
          See “Exhibit Index” on page following signatures.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVIEW INSTITUTE, INC. (the “Registrant”)

By:	/s/ Jeffrey D. Myhre

Jeffrey D. Myhre, Chief Executive Officer

Date:	June 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Myhre Jeffrey D. Myhre	CEO (principal executive officer)	June 29, 2009

/s/ Kenneth J. McCarthy Kenneth J. McCarthy	CFO (principal financial officer and principal accounting officer)	June 29, 2009

/s/ Terry L. Myhre Terry L. Myhre	Director	June 29, 2009

/s/ James S. Redpath James S. Redpath	Director	June 29, 2009

/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 29, 2009

/s/ Norman H. Winer Norman H. Winer	Director	June 29, 2009

/s/ Roger C. Kuhl Roger C. Kuhl	Director	June 29, 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

BROADVIEW INSTITUTE, INC.
(Commission File Number: 0-8505)

E X H I B I T   I N D E X
For
Form 10-K for 2009 fiscal year

Exhibit
2.1	Stock Exchange Agreement between the Registrant and C Square Educational Enterprises dated July 1, 2005 –incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005*

3.1	Registrant’s Restated Articles of Incorporation as adopted by the Board September 15, 2006 - incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

3.2	Registrant’s Restated Bylaws, as amended to date–incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*

10.1	Lease Agreement, dated June 24, 1998, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN–incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998*

10.2	Notice to Extend Lease, dated January 3, 2000, between the Registrant and Lindue, LLC relating to property at 4455 West 77th Street, Minneapolis, MN–incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001*

10.3	Common Stock Purchase Warrant dated March 25, 2003, granted by Broadview Institute, Inc. to Terry Myhre–incorporated by reference to Exhibit 3 to Schedule 13D filed by Terry Myhre on May 9, 2003*

10.4	Common Stock Purchase Warrants dated March 30, 2005, as issued by Broadview Institute, Inc. to Terry L. Myhre–incorporated by reference to Exhibit 6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.5	Investment Representation Letter and Subscription Agreement dated March 30,2005, by and between the Registrant and Terry L. Myhre–incorporated by reference to Exhibit 5 to Schedule 13D filed by Terry Myhre on June 14, 2005*

Exhibit
10.6	Lease Agreement dated October 1, 2002, and amended June 1, 2004, and July 1, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.7	Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.8	Lease amendment dated July 6, 2005, for extension of the lease between Lindue, LLC and the Registrant covering property at 4455 West 77th Street, Minneapolis, MN – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.9	Third Party Contract/Rental Agreement dated April 2, 2004, between the Registrant and Minnesota School of Business*

10.10	Lease Agreement dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah – incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.11	Promissory Note dated March 27, 2007, between the Registrant and American Bank of St. Paul*

10.12	Commercial Guaranty dated March 27, 2007 between the Registrant, American Bank of St. Paul and Terry L. Myhre*

10.13	Business Loan Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul*

10.14	Commercial Security Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul*

10.15	Lease Guaranty dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed March 22, 2007*

10.16	Line of Credit Authorization dated June 28, 2006, by and between the Registrant and Terry L. Myhre – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006*

10.17	2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed August 14, 2006*#

10.18	Service Level Agreement dated June 27, 2008 between Registrant and Globe University, Inc. and Minnesota School of Business, Inc. incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 10-KSB filed June 30, 2008*

Exhibit
10.19	Lease Agreement dated August 12, 2008, by and between the Registrant and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah – incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 10-Q filed August 12, 2008*

10.20	Separation Agreement and Release with an effective date of December 29, 2008 by and between Broadview Institute, Inc. and Laurence S. Zipkin – incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 10-Q filed February 17, 2009*

14	Registrant’s Code of Ethics **

21	Subsidiary of the Registrant
	Name	State of Incorporation
	C-Square Educational Enterprises	Utah

23.1	Consent of Lurie Besikof Lapidus & Company, LLP**

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(d) of the Securities Act**

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(d) of the Securities Act**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.