Form 10-Q
period 2009-06-30
BROADVIEW INSTITUTE INC
filed 2009-08-10
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of July 15, 2009 was 8,108,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
JUNE 30, 2009

i

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,916,269	$2,344,573
Receivables, less allowance for doubtful accounts of $3,000	125,041	128,276
Inventory	250,262	307,425
Deferred income taxes	778,000	768,000
Other	46,197	54,790

TOTAL CURRENT ASSETS	4,115,769	3,603,064

PROPERTY AND EQUIPMENT, NET	1,321,870	1,357,787

OTHER ASSETS
Deposits	123,994	123,994
Deferred income taxes	428,000	607,000
Goodwill	622,016	622,016

	$6,611,649	$6,313,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$304,291	$499,760
Accrued expenses	324,812	233,822
Income taxes payable	47,749	14,460

TOTAL CURRENT LIABILITIES	676,852	748,042

DEFERRED RENT	244,355	231,617

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	4,037,804	4,037,804
Retained earnings	1,566,556	1,210,316

TOTAL STOCKHOLDERS’ EQUITY	5,690,442	5,334,202

	$6,611,649	$6,313,861

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2009	2008

REVENUES	$3,974,822	$2,829,258

OPERATING EXPENSES
Educational services and facilities	2,606,661	1,998,851
Selling, general and administrative	815,173	675,311

TOTAL OPERATING EXPENSES	3,421,834	2,674,162

OPERATING INCOME	552,988	155,096

OTHER INCOME
Interest income	5,541	12,033

INCOME BEFORE INCOME TAXES	558,529	167,129

INCOME TAX EXPENSE	202,289	36,566

NET INCOME	$356,240	$130,563

EARNINGS PER SHARE:

Basic	$.04	$.02

Diluted	$.04	$.01
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income from continuing operations	$356,240	$130,563

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	74,000	51,000
Deferred income taxes	169,000	22,000
Deferred rent	12,738	26,078
Changes in operating assets and liabilities:
Receivables	3,235	80,351
Inventory	57,163	(2,192)
Other assets	8,593	93,635
Accounts payable and accrued expenses	(104,479)	132,977
Income taxes payable	33,289	14,566

Net cash provided by operating activities — continuing operations	609,779	548,978

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(38,083)	(99,671)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	—	(90,000)

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	—	56,232

INCREASE IN CASH AND CASH EQUIVALENTS	571,696	415,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,344,573	2,094,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,916,269	$2,510,173

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
The Company was formerly engaged in two business segments — Education and Media Production. The Media Production segment was discontinued effective March 31, 2008 (Note 4).
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
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2009, the consolidated results of operations for the three months ended June 30, 2009 and 2008, and the consolidated cash flows for the three months ended June 30, 2009 and 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2009 and Annual Report to Security Holders filed with the SEC.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
3. Subsequent Events
During May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet; the second type consists of events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 during its quarter ended June 30, 2009.
We evaluated all events or transaction that occurred after June 30, 2009 and through August 10, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our financial statements.
4. Discontinued Operations
The Company discontinued operations of its Media Production segment effective March 31, 2008. During the three months ended June 30, 2008, the Company collected $56,232 of outstanding accounts receivable related to the discontinued operations. As of June 30, 2008, there were $1,662 of assets related to discontinued operations remaining and no liabilities. The Company had no assets or liabilities from discontinued operations at June 30, 2009 and March 31, 2009. The Company had no revenue or loss from discontinued operations during the three months ended June 30, 2009 or 2008.
5. Financing Facilities
Previously, the Company obtained a $300,000 line of credit from a bank, which was guaranteed by Terry Myhre, the Company’s largest shareholder and Chairman (Mr. Myhre). Borrowings under the line are at the bank’s prime rate (3.25% at June 30, 2009 and March 31, 2009) and collateralized by all the Company’s assets. The line requires the Company to comply with certain covenants, and contains certain restrictions that prohibit Mr. Myhre from personally borrowing funds under these facilities. There were no borrowings on the line during the three months ended June 30, 2009 or the year ended March 31, 2009. The line of credit expires August 31, 2009.
6. Earnings Per Share
Basic earnings per share (EPS) is calculated for common shares using the income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS, in addition to the weighted average number of common shares outstanding determined for basic EPS, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include warrants, preferred stock and unvested restricted stock.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
6. Earnings Per Share — continued
The basic income available to common stockholders was computed as follows:

	Three Months Ended June 30,
	2009	2008
Net income	$356,240	$130,563
Less cumulative dividends	(7,500)	(7,500)

Net income available to common stockholders	$348,740	$123,063

The number of shares used in the calculations of EPS are as follows:

	Three Months Ended June 30,
	2009	2008
Weighted-average number of common shares used in basic EPS	8,108,252	8,158,252

Weighted-average number of common shares used in diluted EPS	8,608,252	9,139,996
The Preferred Stock Series B were dilutive for the three months ended June 30, 2009. Warrants to purchase common stock were anti-dilutive for the three months ended June 30, 2009. There were no unvested restricted common stock awards outstanding as of June 30, 2009. The Preferred Stock Series B, the warrants to purchase common stock, and unvested restricted common stock awards were dilutive for the three months ended June 30, 2008.
7. Stock-Based Compensation
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 900,000 shares were available for issuance at June 30, 2009. No stock-based compensation expense was recognized during the three months ended June 30, 2009 or 2008. There were no stock options or other equity instruments that were granted, exercised or expired pursuant to the Plan during the three months ended June 30, 2009 or 2008.
8. Stockholders’ Equity
The Preferred Stock Series B earns a $0.06 cumulative dividend, has liquidation rights over common stock at $1.25 per share plus any cumulative dividends and each share is convertible to one share of common stock. At June 30, 2009 and March 31, 2009, cumulative preferred stock dividends in arrears were $37,500 and $30,000.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
9. Income Taxes
The Company recognized income tax expense of $202,289 for the three months ended June 30, 2009. The Company had approximately $2,700,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at June 30, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
10. Related Party Transactions
The Company participates in Title IV Student Financial Aid programs administered by the United States Department of Education pursuant to the Higher Education Act of 1965, as amended (HEA). The Company must comply with the regulations promulgated under the HEA. Those regulations require that all related party transactions be disclosed, regardless of their materiality to the financial statements.
Part of the revenue reported by UCC was paid by students from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,055,983 and $937,201 in loans outstanding to UCC students at June 30, 2009 and March 31, 2009.
UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and the Minnesota School of Business (GU/MSB), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the Agreement). Some of the services provided by GU/MSB under the Agreement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The effective date of the Agreement was July 1, 2008. Under the Agreement, the Company’s payment to GU/MSB for these services is $50,000 per month. Prior to the effective date, the monthly payment was $25,000. The Agreement shall automatically renew for one year periods from the effective date, and may be terminated by either party with 30 days notice. Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. Expenses for these services were $150,000 and $75,000 during the three months ended June 30, 2009 and 2008.
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for the operation of our Layton campus. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton campus was $97,500 for each of the three months ended June 30, 2009 and 2008.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
10. Related Party Transactions — continued
In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for the operation of our Orem campus. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $144,300 for the three months ended June 30, 2009.
UCC participates in certain employee benefit plans that are administered by the same service providers as GU/MSB. Claim and benefit payments for UCC’s employees under these plans are made by MSB to the service providers, and UCC reimburses MSB for payments made on UCC’s behalf. During the three months ended June 30, 2009, UCC paid $66,999 to MSB for such items.
The Company had accounts payable to MSB of $43,450 and $12,415 at June 30, 2009 and March 31, 2009.
11. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Three Months Ended June 30,
	2009	2008
Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$—	$45,326

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice Regarding Forward Looking Statements
Certain statements contained in this Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts. As such, they should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results. The uncertainties and risks include, but are not limited to:
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
Description of Business
Overview:
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
The Company was formerly engaged in two business segments — Education and Media Production. The Media Production segment was discontinued effective March 31, 2008.

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
The Company’s critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2009 and Annual Report to Security Holders filed with the Securities Exchange Commission (SEC).
Results of Continuing Operations
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.
The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
Revenues	100.0%	100.0%
Operating Expenses:
Educational services and facilities	65.6	70.6
Selling, general and administrative	20.5	23.9

Total Operating Expenses	86.1	94.5

Operating Income	13.9	5.5
Other Income	0.2	0.4

Income Before Income Taxes	14.1	5.9
Income Tax Expense	5.1	1.3

Net Income	9.0%	4.6%

Three Months Ended June 30, 2009 Compared with Corresponding Quarter of Prior Year
Revenues
Revenues for the three months ended June 30, 2009 were $3,947,822, compared to $2,829,258 for the three months ended June 30, 2008, an increase of 40.5%. The $1,145,564 increase was primarily attributable to increased enrollments.
The total number of students enrolled at UCC for the academic quarter ended June 30, 2009 was 1,074 compared to 813 for the corresponding quarter of the prior year, an increase of 32.1%. Growth at our branch campuses were the primary contributor to the enrollment increase. The Layton campus, which commenced operations in January 2007, and the Orem campus, which commenced operations in October 2008, accounted for 83.1% of the revenue increase over the corresponding quarter of the prior year.
Educational services and facilities operating expenses
Expenses related to the Company’s educational services and facilities were $2,606,661 for the three months ended June 30, 2009, compared to $1,998,851 for the three months ended June 30, 2008, an increase of 30.4%. The $607,810 increase was primarily due to direct costs necessary to support the increase in student enrollments, including employee compensation and facilities occupancy costs.
Payroll-related expenses increased $356,378, or 33.5%. Facilities occupancy costs increased $223,098, or 67.9%. Our Orem campus, which opened in October 2008, accounted for the majority of the overall increase, as total educational services and facilities expenses for this campus were $511,416 during the three months ended June 30, 2009.
As a percentage of revenue, total educational services and facilities expenses decreased to 65.6% for the three months ended June 30, 2009 from 70.6% for the corresponding quarter of the prior year.
Selling, general and administrative expenses
Expenses related to selling and general administrative activities were $815,173 for the three months ended June 30, 2009, compared to $675,311 for the three months ended June 30, 2008, an increase of 20.7%. The $139,862 increase was primarily in marketing costs, which increased $80,055, or 18.7%, and management fees paid to a related party, which increased $75,000, or 100.0%.
As a percentage of revenue, total selling, general and administrative expenses decreased to 20.4% for the three months ended June 30, 2009 from 23.9% for the corresponding quarter of the prior year.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased to $552,988 for the three months ended June 30, 2009, compared to $155,096 for the three months ended June 30, 2008, an increase of 256.5%. The $397,892 increase was primarily the result of the aforementioned factors.

Other income
Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased to $5,541 for the three months ended June 30, 2009, compared to $12,033 for the three months ended June 30, 2008. The decrease of $6,492, or 54.0%, is primarily due to lower interest rates.
Income taxes
The Company recognized income tax expense of $202,289 for the three months ended June 30, 2009, compared to $36,566 for the three months ended June 30, 2008, an increase of 453.2%. The $165,723 increase is primarily due to increased deferred tax expense related to usage of federal net operating loss (NOL) carryforwards against the Company’s increased taxable income.
The Company had approximately $2,700,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at June 30, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
Liquidity and Capital Resources
The Company financed its operating activities and capital expenditures during the three months ended June 30, 2009 primarily through cash provided by operating activities. Cash and cash equivalents were $2,916,269 at June 30, 2009. Most of the Company’s excess cash is held in an interest-bearing bank savings account.
The Company has a $300,000 line of credit with a bank. The Company has not borrowed under this line of credit during the three months ended June 30, 2009 or the years ended March 31, 2009 and 2008.
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
A portion of the Company’s revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of June 30, 2009, Myhre Investments, LLC had $1,055,983 in loans outstanding to UCC students.
Net cash provided by operating activities from continuing operations totaled $609,779 for the three months ended June 30, 2009, compared to $548,978 for the three months ended June 30, 2008. The increase was primarily due to increased net income and decreased deferred tax assets, offset by decreases in accounts payable and accrued liabilities.
The Company used $38,083 of cash for investing activities and did not use any cash for financing activities during the three months ended June 30, 2009.

The Company’s ability to generate positive cash flow from operations and sustain its profitability is dependent upon several factors, including the stability of student enrollment at its existing campuses and successfully managing the cost of educational services and facilities. Management expects its current cash position and cash generated from anticipated operations will be sufficient to satisfy cash flow needs in the near term. No assurance can be given that the Company will maintain positive cash flow from operations.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were effective as of this date.
Changes in Internal Controls Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, the Company may be involved in litigation and other legal proceedings arising out of the ordinary course of its business. We are not at this time a party to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
The discussion of the Company’s business and operations set forth in this report and our other SEC filings should be read together with the risk factors contained in Item 1 of the Company’s Annual Report on Form 10-K filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operation, cash flows, strategies or prospects in a material and adverse manner. Additional risks and uncertainties not presently known to management or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy Kenneth J. McCarthy, Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002