Form 10-Q
period 2009-09-30
BROADVIEW INSTITUTE INC
filed 2009-11-13
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of October 1, 2009 was 8,108,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
SEPTEMBER 30, 2009

i

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,589,610	$2,344,573
Receivables, less allowance for doubtful accounts of $30,000 and $3,000 at September 30, 2009 and March 31, 2009	116,663	128,276
Inventory	363,905	307,425
Deferred income taxes	754,000	768,000
Other	43,627	54,790

TOTAL CURRENT ASSETS	4,867,805	3,603,064

PROPERTY AND EQUIPMENT, NET	1,479,207	1,357,787

OTHER ASSETS
Deposits	123,994	123,994
Deferred income taxes	285,000	607,000
Goodwill	622,016	622,016

	$7,378,022	$6,313,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$561,604	$499,760
Accrued expenses	526,728	233,822
Income taxes payable	55,076	14,460

TOTAL CURRENT LIABILITIES	1,143,408	748,042

DEFERRED RENT	257,092	231,617

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,108,252 shares issued and outstanding	81,082	81,082
Additional paid-in capital	4,037,804	4,037,804
Retained earnings	1,853,636	1,210,316

TOTAL STOCKHOLDERS’ EQUITY	5,977,522	5,334,202

	$7,378,022	$6,313,861

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
REVENUES	$4,540,850	$2,683,278	$8,515,672	$5,512,536

OPERATING EXPENSES
Educational services and facilities	2,953,565	1,962,909	5,560,226	3,961,760
Selling, general and administrative	1,101,436	802,359	1,916,609	1,477,670

TOTAL OPERATING EXPENSES	4,055,001	2,765,268	7,476,835	5,439,430

OPERATING INCOME (LOSS)	485,849	(81,990)	1,038,837	73,106

OTHER INCOME	5,558	10,747	11,099	22,780

INCOME (LOSS) BEFORE INCOME TAXES	491,407	(71,243)	1,049,936	95,886

INCOME TAX EXPENSE (BENEFIT)	204,327	(32,289)	406,616	4,277

NET INCOME (LOSS)	$287,080	$(38,954)	$643,320	$91,609

EARNINGS (LOSS) PER SHARE:
Basic	$.03	$(.01)	$.08	$.01
Diluted	$.03	$(.01)	$.07	$.01
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income from continuing operations	$643,320	$91,609

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	155,000	102,000
Deferred income taxes	336,000	(8,000)
Deferred rent	25,475	52,155
Changes in operating assets and liabilities:
Receivables	11,613	19,400
Inventory	(56,480)	(33,044)
Other assets	11,163	54,012
Accounts payable and accrued expenses	309,779	180,040
Income taxes payable	40,616	(32,886)

Net cash provided by operating activities — continuing operations	1,476,486	425,286

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(231,449)	(362,519)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	—	(90,000)

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	—	56,232

INCREASE IN CASH AND CASH EQUIVALENTS	1,245,037	28,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,344,573	2,094,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,589,610	$2,123,633

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
     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2009, the consolidated results of operations for the three and six months ended September 30, 2009 and 2008, and the consolidated cash flows for the six months ended September 30, 2009 and 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
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
3. Subsequent Events
     During May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS 165 defines two types of subsequent events: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
3. Subsequent Events — continued
     The second type consists of events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 during its quarter ended June 30, 2009.
     We evaluated all events or transactions that occurred after September 30, 2009 and through November 13, 2009, the date we issued these consolidated financial statements.
     On November 12, 2009, UCC entered into a lease agreement with a third-party landlord. The Company will lease 45,692 square feet of a building located at 240 East Morris Avenue, Salt Lake City, Utah to be used for the operation of a branch campus for an initial term of ten years and nine months with two additional five-year renewal options. The agreement requires monthly payments of base rent and estimated costs as defined by the lease. Upon execution of the lease, the Company provided payment of $65,682 for one month of base rent and operating expenses, and an additional $65,682 security deposit. The Company guaranteed the lease. The commencement date under this lease is the earlier of the date UCC takes possession of the leased premises or April 1, 2010, and monthly payments are due beginning the seventh month after the commencement date.
     Disclosure of other subsequent events is included in Note 6, Note 7 and Note 9 of these Notes to the Consolidated Financial Statements.
4. Discontinued Operations
     The Company was formerly engaged in two business segments — Education and Media Production. The Media Production segment was discontinued effective March 31, 2008. The Company had no assets or liabilities from discontinued operations at September 30, 2009 or March 31, 2009. The Company had no revenue or loss from discontinued operations during the three or six months ended September 30, 2009 or 2008.
5. Earnings Per Share
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
     The basic income available to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$287,080	$(38,954)	$643,320	$91,609
Less cumulative dividends	(7,500)	(7,500)	(15,000)	(15,000)

Net income (loss) available to common stockholders	$279,580	$(46,454)	$628,320	$76,609

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
5. Earnings Per Share — continued
     The number of shares used in the calculations of EPS are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average number of common shares used in basic EPS	8,108,252	8,158,252	8,108,252	8,158,252
Weighted-average number of common shares used in diluted EPS	8,888,642	8,158,252	8,804,834	8,371,599
     The Preferred Stock Series B and the warrants to purchase common stock were dilutive for the three and six months ended September 30, 2009. There were no unvested restricted common stock awards outstanding as of September 30, 2009. The warrants, the Preferred Stock Series B and unvested restricted common stock awards were all anti-dilutive for the three months ended September 30, 2008. Warrants to purchase common stock were dilutive for the six months ended September 30, 2008. Preferred Stock Series B and unvested restricted commons stock awards were anti-dilutive for the six months ended September 30, 2008.
6. Stock-Based Compensation
     The Company has an Equity Incentive Plan (the “Plan”) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 900,000 shares were available for issuance at September 30, 2009. There were no stock options or other equity instruments that were granted, exercised or expired pursuant to the Plan during the three or six months ended September 30, 2009 or 2008. No stock-based compensation expense was recognized during the three or six months ended September 30, 2008.
     On October 13, 2009, the Company’s Board of Directors (the “Board”) revised its compensation arrangement for the Board’s directors for the 2010 and 2011 fiscal years. Under the revised arrangement applicable for those two fiscal years, the Board (i) eliminated all cash fees that, under the prior compensation arrangement, would be paid to directors for serving as a director or would be paid to directors for attending Board or Committee meetings and (ii) granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of Company common stock under the Equity Incentive Plan. Four thousand shares of each restricted stock award were vested at the time of grant, reflecting payment for the director’s services during the first two fiscal quarters of the current 2010 fiscal year, and each award will continue to vest at a rate of 2,000 shares per fiscal quarter beginning with the Company’s fiscal quarter ending December 31, 2009.
     If any director receiving a restricted stock award ceases to serve as a director for any reason during the award’s vesting period, such director’s restricted stock award shall cease vesting, and all unvested shares pursuant to such award shall be forfeited to the Company without payment of any consideration therefor to the director.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
6. Stock-Based Compensation — continued
     The Board has not set director compensation for any period beyond its 2010 and 2011 fiscal years but anticipates that director compensation for periods beyond those two fiscal years (whether in the form of cash, stock, a combination of the two or otherwise) will be established by the Board on or about the end of the Company’s 2011 fiscal year as the restricted stock awards granted on October 13, 2009 fully vest.
     Also on October 13, 2009, the Board awarded stock bonuses to the Company’s Chief Executive Officer and Chief Financial Officer in the amount of 20,000 and 10,000 shares of the Company’s common stock. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Company’s Equity Incentive Plan.
     The Company accrued $162,500 of compensation expense at September 30, 2009 related to the Board and officer stock grants.
7. Stockholders’ Equity
     The Preferred Stock Series B earns a $0.06 cumulative dividend, has liquidation rights over common stock at $1.25 per share plus any cumulative dividends and each share is convertible to one share of common stock. All shares of the Preferred Stock Series B issued and outstanding are held by Mr. Myhre. At September 30, 2009 and March 31, 2009, cumulative preferred stock dividends in arrears were $45,000 and $30,000.
     On October 30, 2009, the Company paid $30,000 of cumulative preferred stock dividends in arrears to Mr. Myhre.
8. Income Taxes
     The Company had approximately $2,200,000 of unreserved net operating loss (NOL) carryforwards and $235,000 of tax credit carryforwards remaining at September 30, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
     Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved NOL carryforwards are fully utilized.
9. Related Party Transactions
     Part of the revenue reported by UCC was paid by students from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,275,091 and $937,201 in loans outstanding to UCC students at September 30, 2009 and March 31, 2009.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
9. Related Party Transactions — continued
     UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and the Minnesota School of Business (GU/MSB), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the Agreement). Some of the services provided by GU/MSB under the Agreement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The effective date of the Agreement was July 1, 2008. Under the Agreement, the Company’s payment to GU/MSB for these services is $50,000 per month. The Agreement shall automatically renew for one year periods from the effective date, and may be terminated by either party with 30 days notice. Expenses for these services were $150,000 and $300,000 for the three and six months ended September 30, 2009 and $150,000 and $225,000 for the three and six months ended September 30, 2008.
     On November 11, 2009, the Board approved a motion to increase the Company’s payment to GU/MSB for services under the Agreement to $75,000 per month effective January 1, 2010. Management believes the monthly charges under the Agreement are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.
     In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for operations of our Layton campus. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton facility was $97,500 and $195,000 for the three and six months ended September 30, 2009 and 2008.
     In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for operations of our Orem campus. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $144,300 and $288,600 for the three and six months ended September 30, 2009. Rent expense was $96,200 for the three and six months ended September 30, 2008.
     UCC participates in employee benefit plans that are administered by the same service providers as GU/MSB. Claim and benefit payments for UCC’s employees under these plans are made by MSB to the service providers and UCC reimburses MSB for payments made on UCC’s behalf. During the three and six months ended September 30, 2009, UCC paid $130,645 and $197,644 to MSB for such items.
     The Company had accounts payable to MSB of $92,207 and $12,415 at September 30, 2009 and March 31, 2009.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
10. Supplementary Disclosures of Cash Flow Information
     Additional cash flow information is as follows:

	Six Months Ended
	September 30,
	2009	2008
Cash paid for income taxes	$30,000	$—

Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$44,971	$71,738

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
          The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Educational services and facilities	65.0	73.2	65.3	71.9
Selling, general and administrative	24.3	29.9	22.5	26.8

Total Operating Expenses	89.3	103.1	87.8	98.7

Operating Income (Loss)	10.7	(3.1)	12.2	1.3

Other Income	0.1	0.4	0.1	0.4

Income (Loss) Before Income Taxes	10.8	(2.7)	12.3	1.7

Income Tax Expense (Benefit)	4.5	(1.2)	4.8	0.1

Net Income (Loss)	6.3%	(1.5)%	7.6%	1.7%

Three Months Ended September 30, 2009 Compared with Corresponding Quarter of Prior Year
          Revenues
          Revenues for the three months ended September 30, 2009 were $4,540,850, compared to $2,683,278 for the three months ended September 30, 2008, an increase of 69.2%. The $1,857,572 increase was primarily attributable to increased enrollments, as well as a 6.9% cost-per-credit increase for certain academic credits effective July 1, 2009.
          The total number of students enrolled at UCC for the academic quarter ended September 30, 2009 was 1,168 compared to 748 for the corresponding quarter of the prior year, an increase of 56.2%. Growth at our branch campuses was the primary contributor to the enrollment increase. The Layton campus, which commenced operations in January 2007, and the Orem campus, which commenced operations in October 2008, accounted for 58.6% of the headcount increase over the corresponding quarter of the prior year. The remaining growth was primarily due to improved student recruitment for the West Jordan campus as well as the introduction of more online learning opportunities.
          Educational services and facilities operating expenses
          Expenses related to the Company’s educational services and facilities were $2,953,565 for the three months ended September 30, 2009, compared to $1,962,909 for the three months ended September 30, 2008, an increase of 50.5%. The $990,656 increase was primarily due to direct costs necessary to support the increase in student enrollments — due to both enrollment increases at existing campuses as well as the opening of our Orem campus in October 2008 — including employee compensation and facilities occupancy costs.
          Payroll-related expenses increased $381,764, or 34.5%. Facilities occupancy costs increased $84,498, or 17.4%. Other contributing factors were increased bad debt expense of $188,054, textbook expense of $98,381 and health insurance of $60,309.
          As a percentage of revenue, total educational services and facilities expenses decreased to 65.0% for the three months ended September 30, 2009 from 73.2% for the corresponding quarter of the prior year.
          Selling, general and administrative expenses
          Expenses related to selling and general administrative activities were $1,101,436 for the three months ended September 30, 2009, compared to $802,359 for the three months ended September 30, 2008, an increase of 37.3%. The $299,077 increase was primarily in marketing costs, which increased $151,973, or 31.7%. Also, contributing to the increase was the introduction of stock-based compensation expense for the three months ended September 30, 2009. We accrued $162,500 of stock-based compensation for Company officers and members of the board of directors at September 30, 2009.
          As a percentage of revenue, total selling, general and administrative expenses decreased to 24.3% for the three months ended September 30, 2009 from 29.9% for the corresponding quarter of the prior year.
          Operating income
          Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased $567,839 comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. The Company generated operating income of

$485,849 for the current year quarter compared to an operating loss of $81,990 for the corresponding quarter of the prior year. The increase was primarily the result of the aforementioned factors.
          Other income
          Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased to $5,558 for the three months ended September 30, 2009, compared to $10,747 for the three months ended September 30, 2008. The decrease of $5,189, or 48.3%, is due to lower interest rates.
          Income taxes
          The Company recognized income tax expense of $204,327 for the three months ended September 30, 2009, compared to a tax benefit of $32,289 for the three months ended September 30, 2008. The $236,616 increase is primarily due to increased deferred tax expense related to usage of federal NOL carryforwards against the Company’s increased taxable income.
          The Company had approximately $2,200,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at September 30, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
          Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
Six Months Ended September 30, 2009 Compared with Corresponding Period of Prior Year
          Revenues
          Revenues for the six months ended September 30, 2009 were $8,515,672, compared to $5,512,536 for the six months ended September 30, 2008, an increase of 54.5%. The $3,003,136 increase was primarily attributable to increased enrollments, as well as a 6.9% cost-per-credit increase for certain academic credits effective July 1, 2009.
          The total number of students enrolled at UCC for the academic quarter ended September 30, 2009 was 1,168 compared to 748 for the corresponding quarter of the prior year, an increase of 56.2%. Growth at our branch campuses was the primary contributor to the enrollment increase. The Layton campus, which commenced operations in January 2007, and the Orem campus, which commenced operations in October 2008, accounted for 58.6% of the headcount increase over the corresponding quarter of the prior year. The remaining growth was primarily due to improved student recruitment for the West Jordan campus as well as the introduction of more online learning opportunities.
          Educational services and facilities operating expenses
          Expenses related to the Company’s educational services and facilities were $5,560,226 for the six months ended September 30, 2009, compared to $3,961,760 for the six months ended September 30, 2008, an increase of 40.3%. The $1,598,466 increase was primarily due to direct costs necessary to support the increase in student enrollments — due to both enrollment increases at existing campuses as well as the opening of our Orem campus in October 2008 — including employee compensation and facilities occupancy costs.
          Payroll-related expenses increased $738,142, or 34.0%. Facilities occupancy costs increased $307,596, or 37.7%. Other contributing factors were increased bad debt expense of $155,392 and textbook expense of $114,382.
          As a percentage of revenue, total educational services and facilities expenses decreased to 65.3% for the six months ended September 30, 2009 from 71.9% for the corresponding period of the prior year.
          Selling, general and administrative expenses
          Expenses related to selling and general administrative activities were $1,916,609 for the six months ended September 30, 2009, compared to $1,477,670 for the six months ended September 30, 2008, an increase of 29.7%. The $438,939 increase was primarily in marketing costs, which increased $232,028, or 25.5%, and management fees paid to a related party, which increased $75,000, or 33.3%. Also, contributing to the increase was the introduction of stock-based compensation expense for the six months ended September 30, 2009. We accrued $162,500 of stock-based compensation for Company officers and members of the board of directors at September 30, 2009.
          As a percentage of revenue, total selling, general and administrative expenses decreased to 22.5% for the six months ended September 30, 2009 from 26.8% for the corresponding quarter of the prior year.
          Operating income
          Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased to $1,038,837 for the six months ended September 30, 2009, compared to $73,106 for the six months ended September 30, 2008. The $965,731 increase was primarily the result of the aforementioned factors.
          Other income
          Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased to $11,099 for the six months ended September 30, 2009, compared to $22,780 for the six months ended September 30, 2008. The decrease of $11,681, or 51.3%, is due to lower interest rates.
          Income taxes
          The Company recognized income tax expense of $406,616 for the six months ended September 30, 2009, compared to $4,277 for the six months ended September 30, 2008. The $402,339 increase is primarily due to increased deferred tax expense related to usage of federal NOL carryforwards against the Company’s increased taxable income.
          The Company had approximately $2,200,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at September 30, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.

          Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
Liquidity and Capital Resources
          The Company financed its operating activities and capital expenditures during the six months ended September 30, 2009 primarily through cash provided by operating activities. Cash and cash equivalents were $3,589,610 at September 30, 2009. Most of the Company’s excess cash is held in an interest-bearing bank savings account.
          The Company had a $300,000 line of credit with a bank that expired August 31, 2009. The Company had not borrowed under this line of credit during the six months ended September 30, 2009 or the years ended March 31, 2009 and 2008.
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
          A portion of the Company’s revenue is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of September 30, 2009, Myhre Investments, LLC had $1,275,091 in loans outstanding to UCC students.
          Net cash provided by operating activities from continuing operations totaled $1,476,486 for the six months ended September 30, 2009 primarily due to net income of $643,320 and decreases in deferred income taxes of $336,000 and increased accrued liabilities and accounts payable of $309,779.
          The Company used $231,449 of cash for investing activities, the entire amount for purchases of property and equipment, and did not use any cash for financing activities during the six months ended September 30, 2009.
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
          Management acknowledges that the current state of the U.S. economy has made credit more difficult to acquire, even for well-qualified borrowers. However, the Company did not borrow any funds against its line of credit during the fiscal periods included in this Report and management determined that the line of credit did not need to be renewed in August 2009. The Company has continued to finance its operating activities and capital expenditures primarily through cash provided by operating activities and management does not believe the current scarcity of available credit presents a material threat to ongoing operations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were effective as of this date.
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
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company’s shareholders was held on August 11, 2009.

(b)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
Robert Kramarczuk	8,108,352	1,312
James Redpath	8,108,727	937
Terry Myhre	7,953,733	155,931
Norm Winer	8,108,727	937
Roger Kuhl	7,954,183	155,481

     Item 5. Other Information
          On November 11, 2009, the Company’s Board of Directors approved a motion to increase the Company’s payment to a related party for services under a service level agreement. See Note 9 in the Notes to Consolidated Financial Statements for further discussion.
          On November 12, 2009, UCC entered into a lease agreement for a building in Salt Lake City, Utah to be used for the future operation of a branch campus. See Note 3 in the Notes to the Consolidated Financial Statements for further discussion.
Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	First Amendment to the Service Level Agreement between the Registrant and Globe University, Inc. and Minnesota School of Business, Inc.

99.2	Lease Agreement dated November 12, 2009 between the Registrant and Boyer South Salt Lake Associates, Ltd. covering property at 240 East Morris Avenue, Salt Lake City, Utah

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 13, 2009	Broadview Institute, Inc. (Registrant)

	By:	/s/Jeffrey D. Myhre Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/Kenneth J. McCarthy

Kenneth J. McCarthy, Chief Financial Officer