Form 10-Q
period 2009-12-31
BROADVIEW INSTITUTE INC
filed 2010-02-16
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of January 1, 2010 was 8,218,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARIES
INDEX
FORM 10-Q
DECEMBER 31, 2009

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,232,444	$2,344,573
Receivables, less allowance for doubtful accounts of $30,000 and $3,000 at December 31, 2009 and March 31, 2009	116,615	128,276
Inventory	427,639	307,425
Deferred income taxes	424,000	768,000
Other	94,412	54,790

TOTAL CURRENT ASSETS	5,295,110	3,603,064

PROPERTY AND EQUIPMENT, NET	1,460,836	1,357,787

OTHER ASSETS
Deposits	189,676	123,994
Deferred income taxes	287,000	607,000
Goodwill	622,016	622,016

	$7,854,638	$6,313,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$543,916	$499,760
Accrued expenses	167,122	233,822
Income taxes payable	58,688	14,460

TOTAL CURRENT LIABILITIES	769,726	748,042

DEFERRED RENT	269,829	231,617

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,218,252 shares and 8,108,252 shares issued and outstanding at December 31, 2009 and March 31, 2009	82,182	81,082
Additional paid-in capital	4,231,704	4,037,804
Retained earnings	2,496,197	1,210,316

TOTAL STOCKHOLDERS’ EQUITY	6,815,083	5,334,202

	$7,854,638	$6,313,861

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUES	$5,185,421	$3,340,080	$13,701,093	$8,852,616

OPERATING EXPENSES
Educational services and facilities	3,068,383	2,417,946	8,628,609	6,379,706
Selling, general and administrative	1,068,913	852,895	2,985,522	2,330,565

TOTAL OPERATING EXPENSES	4,137,296	3,270,841	11,614,131	8,710,271

OPERATING INCOME	1,048,125	69,239	2,086,962	142,345

OTHER INCOME	6,392	9,617	17,491	32,397

INCOME BEFORE INCOME TAXES	1,054,517	78,856	2,104,453	174,742

INCOME TAX EXPENSE	381,956	43,724	788,572	48,001

NET INCOME	$672,561	$35,132	$1,315,881	$126,741

EARNINGS PER SHARE:

Basic	$.08	$—	$.16	$.01

Diluted	$.07	$—	$.15	$.01
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income from continuing operations	$1,315,881	$126,741

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	236,000	172,000
Deferred income taxes	664,000	(70,000)
Deferred rent	38,212	76,518
Stock-based compensation	195,000	177,150
Changes in operating assets and liabilities:
Receivables	11,661	(10,461)
Inventory	(120,214)	(1,327)
Other assets	(105,304)	51,619
Accounts payable and accrued expenses	(24,708)	(123,649)
Income taxes payable	44,228	(52,170)

Net cash provided by operating activities — continuing operations	2,254,756	346,421

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Purchases of property and equipment	(336,885)	(550,724)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Preferred dividends paid	(30,000)	(90,000)
Repurchase of common stock	—	(100,000)

Net cash used by financing activities — continuing operations	(30,000)	(190,000)

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	—	56,482

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,887,871	(337,821)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,344,573	2,094,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,232,444	$1,756,813

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Broadview Institute, Inc. (the “Company”) offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as “UCC”). UCC has campuses located in the Utah cities of West Jordan, Layton and Orem. UCC is accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers. UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction.
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
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2009, the consolidated results of operations for the three and nine months ended December 31, 2009 and 2008, and the consolidated cash flows for the nine months ended December 31, 2009 and 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
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
Management evaluated all events or transactions that occurred after December 31, 2009 and through February 16, 2010, the issuance date for these consolidated financial statements. No material subsequent events were noted for disclosure.
3. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
3. New Accounting Pronouncements — continued
The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s fiscal year ending March 31, 2011. The Company is assessing the potential effect this guidance will have on its consolidated financial statements. Management does not anticipate any material impact for the Company.
4. Discontinued Operations
The Company was formerly engaged in two business segments — Education and Media Production. The Media Production segment was discontinued effective March 31, 2008. The Company had no assets or liabilities from discontinued operations at December 31, 2009 or March 31, 2009. The Company had no revenue or loss from discontinued operations during the three or nine months ended December 31, 2009 or 2008.
5. Earnings Per Share
Basic earnings per share (EPS) is calculated for common shares using the income available to common stockholders divided by the weighted average number of vested common shares outstanding during the period. Diluted EPS, in addition to the weighted average number of common shares outstanding determined for basic EPS, includes potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive instruments include warrants, preferred stock and unvested restricted stock.
The basic income available to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$672,561	$35,132	$1,315,881	$126,741
Less cumulative dividends	(7,500)	(7,500)	(22,500)	(22,500)

Net income available to common stockholders	$665,061	$27,632	$1,293,381	$104,241

The number of shares used in the calculations of EPS are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Weighted-average number of common shares used in basic EPS	8,159,774	8,157,165	8,125,488	8,157,888
Weighted-average number of common shares used in diluted EPS	9,093,533	8,157,165	8,939,962	8,291,869

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
5. Earnings Per Share — continued
The Preferred Stock Series B, the warrants to purchase common stock and the unvested restricted common stock awards were dilutive for the three and nine months ended December 31, 2009. The warrants and the Preferred Stock Series B were all anti-dilutive for the three months ended December 31, 2008. Warrants to purchase common stock were dilutive for the nine months ended December 31, 2008. The Preferred Stock Series B were anti-dilutive for the nine months ended December 31, 2008. There were no unvested restricted common stock awards outstanding as of December 31, 2008.
6. Stock-Based Compensation
The Company has an Equity Incentive Plan (the “Plan”) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that are authorized for issuance pursuant to the Plan, 840,000 shares were available for issuance at December 31, 2009.
On October 13, 2009, the Company’s Board of Directors (the “Board”) revised its compensation arrangement for the Board’s directors for the 2010 and 2011 fiscal years. Under the revised arrangement applicable for those two fiscal years, the Board (i) eliminated all cash fees that, under the prior compensation arrangement, would be paid to directors for serving as a director or would be paid to directors for attending Board or committee meetings and (ii) granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of Company common stock under the Plan. Four thousand shares of each restricted stock award were vested at the time of grant, reflecting payment for the directors’ services during the first two fiscal quarters of the 2010 fiscal year, and each award continues to vest at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending December 31, 2009.
If any director receiving a restricted stock award ceases to serve as a director for any reason during the award’s vesting period, such director’s restricted stock award shall cease vesting, and all unvested shares pursuant to such award shall be forfeited to the Company without payment of any consideration therefore to the director.
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

Broadview Institute, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued
(Unaudited)
6. Stock-Based Compensation — continued
There were no stock options or other equity instruments that were granted, exercised or expired pursuant to the Plan during the three or nine months ended December 31, 2009 or 2008. The Company recognized stock-based compensation expense of $32,500 and $195,000 during the three and nine months ended December 31, 2009. The Company recognized $50,500 of stock-based compensation expense during the three and nine months ended December 31, 2008.
7. Stockholders’ Equity
The Preferred Stock Series B earns a $0.06 cumulative dividend, has liquidation rights over common stock at $1.25 per share plus any cumulative dividends and each share is convertible to one share of common stock. All shares of the Preferred Stock Series B issued and outstanding are held by Terry Myhre, Chairman of the Company’s Board of Directors (Mr. Myhre). At December 31, 2009 and March 31, 2009, cumulative preferred stock dividends in arrears were $22,500 and $30,000.
On October 30, 2009, the Company paid $30,000 of cumulative preferred stock dividends in arrears to Mr. Myhre.
8. Income Taxes
The Company had approximately $1,300,000 of unreserved net operating loss (NOL) carryforwards and $235,000 of tax credit carryforwards remaining at December 31, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved NOL carryforwards are fully utilized.
9. Related Party Transactions
Part of the revenue reported by UCC was paid by students from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,318,388 and $937,201 in loans outstanding to UCC students at December 31, 2009 and March 31, 2009.
UCC utilizes executive, administrative, accounting and consulting services provided by Globe University and the Minnesota School of Business (GU/MSB), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the Agreement). Some of the services provided by GU/MSB under the Agreement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The effective date of the Agreement was July 1, 2008. Under the Agreement, the Company’s payment to GU/MSB for these services is $50,000 per month. The Agreement shall automatically renew for one year periods from the effective date, and may be terminated by either party with 30 days notice. Expenses for these services were $150,000 and $450,000 for the three and nine months ended December 31, 2009 and $150,000 and $375,000 for the three and nine months ended December 31, 2008.

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
In March 2007, UCC entered into a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah for operations of our Layton campus. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Layton facility was $97,500 and $292,500 for the three and nine months ended December 31, 2009 and 2008.
In August 2008, UCC entered into a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah for operations of our Orem campus. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the UCC lease. Rent expense for the Orem facility was $144,300 and $432,900 for the three and nine months ended December 31, 2009. Rent expense was $144,300 and $240,500 for the three and nine months ended December 31, 2008.
UCC participates in employee benefit plans that are administered by the same service providers as GU/MSB. Claim and benefit payments for UCC’s employees under these plans are made by MSB to the service providers and UCC reimburses MSB for payments made on UCC’s behalf. UCC also reimburses MSB for other miscellaneous expenditures made by MSB on UCC’s behalf that are outside the scope of the Service Level Agreement disclosed above. During the three and nine months ended December 31, 2009, UCC paid $244,291 and $441,935 to MSB for such items.
The Company had accounts payable to MSB of $78,259 and $12,415 at December 31, 2009 and March 31, 2009.
10. Supplementary Disclosures of Cash Flow Information
Additional cash flow information is as follows:

	Nine Months Ended
	December 31,
	2009	2008
Cash paid for income taxes	$80,000	$—

Non-cash investing and financing activities:
Equipment purchases included in accounts payable	$2,164	$2,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Description of Business
Overview:
Broadview Institute, Inc. (the “Company”) offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Utah Career College and hereafter referred to as UCC). UCC has campuses located in the Utah cities of West Jordan, Layton and Orem. UCC is accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC) to award diplomas and Associate in Applied Science and Bachelor of Science degrees for multiple business and healthcare careers. UCC delivers its career-focused education to students through traditional classroom settings as well as through online instruction.

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
The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Educational services and facilities	59.2	72.4	63.0	72.1
Selling, general and administrative	20.6	25.5	21.8	26.3

Total Operating Expenses	79.8	97.9	84.8	98.4

Operating Income	20.2	2.1	15.2	1.6

Other Income	0.1	0.3	0.1	0.4

Income Before Income Taxes	20.3	2.4	15.3	2.0

Income Tax Expense	7.3	1.3	5.7	0.5

Net Income	13.0%	1.1%	9.6%	1.5%

Three Months Ended December 31, 2009 Compared with Corresponding Quarter of Prior Year
Revenues
Revenues for the three months ended December 31, 2009 were $5,185,421, compared to $3,340,080 for the three months ended December 31, 2008, an increase of 55.2%. The $1,845,341 increase was primarily attributable to increased enrollments and an increase to tuition rates.
The total number of students enrolled at UCC for the academic quarter ended December 31, 2009 was 1,359 compared to 896 for the corresponding quarter of the prior year, an increase of 51.7%. Our enrollment increases were the result of increased enrollment at all three of our campuses. Our branch campuses in Layton, Utah and Orem, Utah, which began operations in January 2007 and October 2008, accounted for 66.1% of the enrollment increase. The overall increase was also attributable to a 6.9% cost-per-credit increase for certain academic credits effective July 1, 2009.
Educational services and facilities operating expenses
Expenses related to the Company’s educational services and facilities were $3,068,383 for the three months ended December 31, 2009, compared to $2,417,946 for the three months ended December 31, 2008, an increase of 26.9%. The $650,437 increase was due to direct costs necessary to support the increase in student enrollments, primarily employee compensation and related costs. Payroll-related expenses increased $425,816, or 36.1%. Health insurance costs increased $134,666, or 297.0%.
Facilities occupancy costs, including rent expense, were comparable to the corresponding quarter of the prior year, increasing $9,073, or 1.6%.
As a percentage of revenue, total educational services and facilities expenses decreased to 59.2% for the three months ended December 31, 2009 from 72.4% for the corresponding quarter of the prior year. Payroll-related expenses as a percentage of revenue decreased to 30.9% for the quarter ended December 31, 2009 compared to 35.3% for the corresponding period of the prior year. The improvement was also due partially to the cost-per-credit increase noted above.
Selling, general and administrative expenses
Expenses related to selling and general administrative activities were $1,068,913 for the three months ended December 31, 2009, compared to $852,895 for the three months ended December 31, 2008, an increase of 25.3%. The $216,018 increase was primarily in marketing costs, which increased $196,886, or 41.3%.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased $978,886 comparing the three months ended December 31, 2009 to the three months ended December 31, 2008. The Company generated operating income of $1,048,125 for the current quarter compared to operating income of $69,239 for the corresponding quarter of the prior year. Management notes that the revenue growth from our branch campuses noted above has been the most significant factor in improving operating income. At December 31, 2008, our Orem campus had just completed its first quarter of operations with an insufficient revenue base to cover its operating costs. Similarly, our Layton campus had been slow to produce sufficient enrollment figures since its opening in January 2007. Both campuses made significant strides with enrollments in the nine months ended December 31, 2009.

Other income
Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased to $6,392 for the three months ended December 31, 2009, compared to $9,617 for the three months ended December 31, 2008. The decrease of $3,225, or 33.5%, is due to lower interest rates.
Income taxes
The Company recognized income tax expense of $381,956 for the three months ended December 31, 2009, compared to $43,724 for the three months ended December 31, 2008. The $338,232 increase is primarily due to increased deferred tax expense related to usage of federal NOL carryforwards against the Company’s increased taxable income.
The Company had approximately $1,300,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at December 31, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.
Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
Nine Months Ended December 31, 2009 Compared with Corresponding Period of Prior Year
Revenues
Revenues for the nine months ended December 31, 2009 were $13,701,093, compared to $8,852,616 for the nine months ended December 31, 2008, an increase of 54.8%. The $4,848,477 increase was primarily attributable to increased enrollments and an increase to tuition rates.
The total number of students enrolled at UCC for the academic quarter ended December 31, 2009 was 1,359 compared to 896 for the corresponding quarter of the prior year, an increase of 51.7%. Management notes that our total student enrollments have increased for each academic quarter in the 12 months ended December 31, 2009. The overall increase was also attributable to a 6.9% cost-per-credit increase for certain academic credits effective July 1, 2009.
Educational services and facilities operating expenses
Expenses related to the Company’s educational services and facilities were $8,628,609 for the nine months ended December 31, 2009, compared to $6,379,706 for the nine months ended December 31, 2008, an increase of 35.3%. The $2,248,903 increase was primarily due to direct costs necessary to support the increase in student enrollments, primarily employee compensation and related costs. Payroll-related expenses increased $1,163,958, or 34.8%. Health insurance costs increased $134,393, or 59.6%.

Facilities occupancy costs, including rent expense, increased $316,669, or 23.1%. This increase was primarily due to our Orem campus opening in October 2008.
As a percentage of revenue, total educational services and facilities expenses decreased to 63.0% for the nine months ended December 31, 2009 from 72.1% for the corresponding quarter of the prior year. Payroll-related expenses as a percentage of revenue decreased to 32.9% for the quarter ended December 31, 2009 compared to 37.8% for the corresponding period of the prior year. The improvement was also due partially to the cost-per-credit increase noted above.
Selling, general and administrative expenses
Expenses related to selling and general administrative activities were $2,985,522 for the nine months ended December 31, 2009, compared to $2,330,565 for the nine months ended December 31, 2008, an increase of 28.1%. The $654,957 increase was primarily in marketing costs, which increased $428,913, or 31.0%, Compensation expense for members of the Company’s board of directors and officers, including stock-based compensation introduced during the nine months ended December 31, 2009, increased $133,700 compared to the corresponding period of the prior year.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased to $2,086,962 for the nine months ended December 31, 2009, compared to $142,345 for the nine months ended December 31, 2008. The $1,944,617 increase was primarily the result of the aforementioned factors. Management notes that the revenue growth from our branch campuses noted above has been the most significant factor in improving operating income. At December 31, 2008, our Orem campus had just completed its first quarter of operations with an insufficient revenue base to cover its operating costs. Similarly, our Layton campus had been slow to produce sufficient enrollment figures since its opening in January 2007. Both campuses made significant strides with enrollments in the nine months ended December 31, 2009.
Other income
Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased to $17,491 for the nine months ended December 31, 2009, compared to $32,397 for the nine months ended December 31, 2008. The decrease of $14,906, or 46.0%, is due to lower interest rates.
Income taxes
The Company recognized income tax expense of $788,572 for the nine months ended December 31, 2009, compared to $48,001 for the nine months ended December 31, 2008. The $740,571 increase is primarily due to increased deferred tax expense related to usage of federal NOL carryforwards against the Company’s increased taxable income.
The Company had approximately $1,300,000 of unreserved NOL carryforwards and $235,000 of tax credit carryforwards remaining at December 31, 2009. To realize the tax benefit of these operating loss and credit carryforwards, the Company expects to generate future taxable income sufficient to utilize the carryforward amounts prior to their expiration. The NOL carryforwards expire from 2014 through 2027. The tax credit carryforwards do not expire.

Other than Alternative Minimum Tax and certain state income taxes, the Company does not anticipate having a current tax liability until the unreserved net operating loss carryforwards are fully utilized.
Liquidity and Capital Resources
The Company financed its operating activities and capital expenditures during the nine months ended December 31, 2009 primarily through cash provided by operating activities. Cash and cash equivalents were $4,232,444 at December 31, 2009. Most of the Company’s excess cash is held in an interest-bearing bank savings account.
The Company had a $300,000 line of credit with a bank that expired August 31, 2009. The Company had not borrowed under this line of credit during the nine months ended December 31, 2009 or the years ended March 31, 2009 and 2008.
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
A portion of the Company’s revenue is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of December 31, 2009, Myhre Investments, LLC had $1,318,388 in loans outstanding to UCC students.
Net cash provided by operating activities from continuing operations totaled $2,254,756 for the nine months ended December 31, 2009 primarily due to net income of $1,315,881, a decrease in deferred income taxes of $664,000, depreciation expense of $236,000 and stock-based compensation of $195,000.
The Company used $336,885 of cash for investing activities, the entire amount for purchases of property and equipment. The Company used $30,000 for financing activities during the nine months ended December 31, 2009 in the payment of preferred dividends in arrears.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that our disclosure controls and procedures were effective as of this date.
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

Date: February 16, 2010	Broadview Institute, Inc. (Registrant)
	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer