Form 10-K
period 2010-03-31
BROADVIEW INSTITUTE INC
filed 2010-06-29
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,952,427.
Total number of shares of $.01 par value common stock outstanding at April 30, 2010: 8,218,252
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

i

Introduction
Broadview Institute, Inc. and its wholly-owned subsidiaries are referred to herein as “we”, “our”, the “Registrant” or the “Company” unless the context indicates otherwise.
PART I
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS:
Certain statements contained in this Report, the documents incorporated by reference herein, and other written and oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. Forward looking statements contained in this Report include the following: our expectations regarding future revenues and expenses, enrollments, growth and expansion opportunities, changes in governmental regulations, general economic conditions, the effect of available credit on ongoing operations, the impact of inflation on operations, and the sufficiency of existing cash reserves to support operations and fulfill existing obligations. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results.
Factors that could cause actual results to materially differ from those discussed in the forward looking statements include, but are not limited to, those described in “Item 1A — Risk Factors”. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other business and investments, or to the general economy. Forward looking statements are qualified by some or all of these risk factors. Therefore, shareholders and other readers should consider these risk factors with caution and form their own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Shareholders and other readers are cautioned not to place undue reliance on forward looking statements, and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities Exchange Commission, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2011.

ITEM 1. BUSINESS
Overview
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University and hereafter referred to as Broadview University). Broadview University has campuses located in the Utah cities of West Jordan, Layton and Orem, and will open a branch campus in Salt Lake City, Utah in October 2010.
Broadview University delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The Company manages its business on the basis of one reporting segment.
Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (ACICS) to award diplomas, Associate of Applied Science, Bachelor of Science and Bachelor of Fine Arts degrees for multiple business and healthcare careers, and a Master of Science degree in management.
Our mission is to demonstrate we care by preparing career-focused, community-minded graduates for the global workforce. We care about our students, our employees, and about the employers who hire our students. We give students an opportunity to enroll in school, help them build knowledge and skills for a specific career field, build connections through service learning experiences, and provide them with placement assistance.
Our mission places the achievement of our students first, demonstrating the Company’s focus on delivering a high quality product. We believe that this focus has led to our successful expansion and improved financial performance in recent years, and is in line with our commitment to our shareholders to generate long-term sustainable growth and margin expansion.
Effective May 19, 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion beyond the State of Utah and the name change is in line with management’s intent to market all current and future locations under a single brand name.
Principal Products and Services
Recruitment and Admissions
A typical Broadview University student is either: (i) unemployed and enrolls to learn new skills and obtain employment or (ii) underemployed and enrolls to acquire new skills or to update existing skills to increase his/her career opportunities.
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

Student Completion
We strive to help students complete their program of study through admissions screening, financial planning and student services. Programs of study are offered during the day and evening to meet students’ scheduling needs and many courses are available through online delivery.
If a student terminates enrollment prior to completing a program, federal and state regulations permit Broadview University to retain only a certain percentage of the total tuition, which varies with, but generally equals or exceeds, the percentage of the program completed. Amounts received by Broadview University in excess of such set percentage of tuition are refunded to the student or the appropriate funding source.
Student Placement
Although, like other post-secondary educational institutions, Broadview University does not guarantee job placement, Broadview University does provide job placement assistance for graduates through placement personnel. Our placement office maintains job website links and provides job hotline information. We also assist students in the preparation of résumés and in identifying employment leads.
Our History
Broadview Institute, Inc. was incorporated in 1945 in the State of Minnesota. In August 2006, the name of the Registrant was changed from Broadview Media, Inc. to Broadview Institute, Inc.
Broadview University (formerly the Bryman School) was established in 1977 in Salt Lake City, Utah and relocated its operations to West Jordan, Utah in January 2000. Broadview University was incorporated as C Square Educational Enterprises, Inc. in 2002 in the State of Utah. In March 2003, Minnesota businessman Terry Myhre invested in the Company, became its single largest shareholder and also was elected to its Board of Directors. Mr. Myhre owns or has the controlling interest in Globe University (GU) and Minnesota School of Business (MSB) (collectively GU/MSB), which are privately-owned, post-secondary career colleges headquartered in Minnesota. Together, GU/MSB has 18 campuses located in Minnesota, Wisconsin and South Dakota. GU/MSB has been educating students for more than 100 years and currently has a combined enrollment of approximately 10,000 students.
Mr. Myhre became Chairman and CEO of the Company in January 2004. Mr. Myhre increased his stock and warrant holdings in the Company in March 2005 and July 2005. The July 2005 increase was in connection with our acquisition of Broadview University. To consummate our acquisition of Broadview University, we issued 5,000,000 shares of our common stock in exchange for all of the outstanding shares of Broadview University, of which 3,403,750 were issued to Mr. Myhre, the majority owner of Broadview University. Including warrants held by Mr. Myhre for the purchase of 650,000 shares of our common stock, as of the date of this Annual Report he beneficially owned approximately 64% of the Company’s shares (assuming exercise of his warrants).
The acquisition of Broadview University was accounted for as a merger of an entity under common control since Mr. Myhre, our largest shareholder, and the largest shareholder of Broadview University, had a controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.

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
Service Level Agreement with Related Party
Broadview University utilizes executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a Service Level Agreement (the SLA) between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The term of the SLA was for one year from the effective date (July 1, 2008) and shall automatically renew for one year periods, but may be terminated by either party upon 30 days notice.
Under the SLA, the Company paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. Prior to the SLA’s effective date, the Company paid GU/MSB $25,000 per month for these services.
Industry Background and Outlook
Post-secondary education is critically important for a strong workforce. President Obama has set a goal for the United States to have the highest proportion of students graduating from college in the world by 2020. His goal will require institutions of higher education to work together to serve their students and communities. Since the 1990’s career-focused post-secondary institutions have seen large increases in students due to their ability to provide flexible schedules, online classes, and career-specific curriculum. Today all post-secondary schools are seeing changes in academic delivery due mainly to the Internet. Not only are more students able to get access to higher education through online classes, but the Internet is providing easy access to media-rich content. Class content is rapidly improving allowing instructors to have more tools to help students learn.
The post-secondary education industry is highly fragmented and competitive. The industry continues to consolidate, but no single institution claims a significant market share. Broadview University competes with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, including those that offer online education programs, and alternatives to post-secondary education, such as immediate employment and military service.
We believe that Broadview University competes with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment. Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by Broadview University due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. However, tuition at private, not-for-profit institutions is, on average, higher than the average tuition rates of our school.

Our Competitive Strengths
We have many strengths that will help us continue to provide quality education and services to our students, including:
•	Service learning in our communities. Service learning combines meaningful community service opportunities with course learning objectives to enrich our students’ academic experience.
•	Applied learning curriculum. Our programs are designed to teach students how to be successful on the job through hands-on activities and small class sizes.
•
Flexible scheduling. Students may enroll in residential classes, both during the day and at night, and may also enroll in online classes. Classes are offered on a quarterly schedule which allows new students to enroll four times per year.

•
Credentialed and experienced faculty. Our faculty hold advanced degrees in the program-areas they instruct. In addition, we require industry experience to ensure our instructors have hands-on knowledge. Campus deans provide instruction and resources for the professional development of our instructors.

•
Community focus. Our campus leaders develop relationships with municipalities and employers in the surrounding communities to help our students upon their graduation. Because of these relationships our students will have opportunities for membership on industry association groups, internships with employers, and ultimately career placement.

•
Emphasis on job placement. One of the outcomes of the educational programs we offer is the ultimate goal of job placement. We work with our students throughout their program of study to provide opportunities for them to network with future employers and prepare themselves to enter the job market upon program completion.

•
Experienced management team. Our schools in Utah have been providing career focused education in Utah for 32 years. We partner with GU/MSB for their expertise in curriculum management, technology, finance, compliance, marketing and strategic management. Globe University and Minnesota School of Business were founded in the late 1800’s and have been focused on career education for over 100 years. Mr. Terry Myhre is the President and CEO of GU/MSB and has more than 35 years of experience in the career college industry. The senior management team for the consortium of schools has many experienced managers of career colleges, which provides Broadview University with leaders experienced in growth and quality higher education. We share a similar model for growth and campus management that has been successful with GU/MSB schools.

Company Strategy
We have identified the following factors as key to executing our mission statement:
•	Actively participate in our communities at multiple levels;
•	Offer programs that meet the needs of employers;
•	Add locations to serve unmet education and workforce development needs; and
•	Provide service and applied learning opportunities for our students and employers in our surrounding communities.
Curricula
Broadview University offers a wide range of degree programs, training students for opportunities in four high-growth employment sectors:
•	Business and Accounting;
•	Health Sciences;
•	Information Technology; and
•	Legal Sciences.
Programs of study range from 12 to 45 months. The programs and their percentage of the student population at March 31, 2010 and 2009 were as follows:

Program	2010	2009
A.A.S. Veterinary Technology	22.6%	28.1%
A.A.S. Nursing	12.5%	16.2%
A.A.S. Medical Assistant	8.1%	5.8%
A.A.S. Paralegal Studies	6.6%	7.0%
Diploma Medical Assistant	6.2%	2.8%
Diploma Medical Coding and Billing	6.1%	3.4%
A.A.S. Business Administration	5.7%	4.6%
Select Courses (non-degree)	4.7%	6.1%
Other programs	27.5%	26.0%

	100.0%	100.0%

Broadview University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree.
Markets and Distribution
The primary market for Broadview University currently includes applicants from the State of Utah to be served both via residential and online educational offerings. We expect to expand these offerings into neighboring states in the near future. Broadview University uses its own admissions teams and markets its courses through print, television, radio, Internet and telemarketing outlets. Broadview University maintains booths and information tables at appropriate conferences, expos and other events in the communities where we operate.

Student Profile
Selected student population statistics:

• Average age:	29.7 years
• Female:	78%
• Male:	22%
• Student of color:	14%
• Military students:	180
Research and Development
Development of new course offerings by Broadview University is expensed as incurred and is not separately tracked and recorded in the Company’s consolidated financial statements.
Effect of Environmental Regulation
To management’s knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which the Company has had or is expected to have a material effect on the capital expenditures, earnings and competitive position.
Employees
As of March 31, 2010, Broadview University had 233 employees. Of this figure, 91 were staff and 142 were faculty. The majority of the staff is full-time employees, while the majority of the faculty is part-time employees.
Patents and Trademarks
The Registrant claims common law trademark rights in the names Utah Career College and Broadview Institute. The Registrant has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.
Government Approvals and Effect of Governmental Regulations
Regulatory Environment
Broadview University is in a highly-regulated industry with oversight by several agencies. The Higher Education Opportunity Act (HEOA) was enacted on August 14, 2008 and reauthorizes the Higher Education Act of 1965, as amended (Higher Education Act). The Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act (Title IV) both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory evaluations. The Higher Education Act allocates regulatory responsibility for these programs among (1) the federal government through the U.S. Department of Education (USDE); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education, and (3) state education regulatory bodies. The regulations, standards and policies of these agencies are subject to frequent change.

Accreditation and Approvals
Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional, national, professional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure these institutions maintain required levels of performance, evidence institutional and program improvement, demonstrate integrity and fulfill other requirements established by the accrediting body.
Accrediting agencies also are responsible for overseeing educational institutions. Continued approval by an accrediting agency recognized by the USDE is necessary for an institution to maintain eligibility to participate in Title IV programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Effective April 2010, Broadview University received a grant of accreditation from the ACICS. This grant of accreditation is effective through December 31, 2013. We were formerly accredited by the Accrediting Commission of Career Schools and Colleges (ACCSC). This accreditation was voluntarily surrendered effective May 11, 2010.
Accrediting commission oversight may occur at several levels. ACICS may require a school to submit a response to one or more citations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements. ACICS may also require a school to submit periodic reports to monitor one or more specified areas of performance. In cases where ACICS has reason to believe that a school is not in compliance with accreditation standards and other requirements, ACICS may place a school on probation (a Probation Order), or order the school to show cause as to why accreditation should not be withdrawn (a Show Cause Order). A school under a Show Cause Order or Probation Order is required to demonstrate corrective action and compliance with accrediting standards within a specified time period. Based on the school’s actions and response, ACICS may remove the order, continue the order, or withdraw the school’s accreditation. If Broadview University were to lose its accreditation, students attending Broadview University would not be eligible to participate in Title IV programs. Broadview University’s inability to participate in Title IV program funding would have a significant impact on our operations. Broadview University is currently not under any special reporting requirements, Show Cause Orders or Probation Orders.
State Authorization for U.S. Institutions
State licensing agencies are responsible for the oversight of educational institutions. Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs. Currently, Broadview University is authorized by its applicable state licensing agency or agencies. In the State of Utah, Broadview University is exempt from registration requirements because Broadview University is accredited by the ACICS. Certain programs offered by Broadview University require approval, including the Pharmacy Technology and Nursing programs, and all such programs have received all necessary approvals from the appropriate state agencies.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online educational institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations or interpretations related to doing business over the Internet could increase Broadview University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.
Financing Student Education
Students who attend Broadview University finance their education in a variety of ways. A significant number of students borrow money from banks through a federally-guaranteed loan or receive loans directly from the USDE. In addition, many of our students finance their own education or receive tuition reimbursement from their employers. Congress has enacted various tax credits for students pursuing higher education and has recently expanded education benefits available to military veterans who have served on active duty.
Title IV Programs
A majority of students who attend our school are eligible to participate in some form of government-sponsored financial aid program. The Title IV programs provide grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the USDE. Recipients of Title IV program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study. As of March 31, 2010, approximately 95% of Broadview University’s students participated in one or more Title IV programs. Broadview University’s current Program Participation Agreement will expire on March 31, 2014, assuming compliance with the agreement’s terms. Broadview will apply for recertification prior to the deadline for the application, which is December 31, 2013.
Types of Title IV loan programs available to Broadview University students include:
Federal Direct Student Loans.
Under the William D. Ford Federal Direct Loan Program (Direct Loan), the USDE makes loans directly to students rather than guaranteeing loans made by lending institutions. Congress is considering legislation that, among other changes, would eliminate the Federal Family Education Loan (FFEL) Program and require all institutions participating in Title IV programs to convert exclusively to the Direct Loan program by July 1, 2010. Previously, the majority of our students who received Title IV funds received some form of FFEL loans. Effective for our academic quarter beginning April 2010, new students enrolling at Broadview University participated in the Direct Loan program exclusively rather than the FFEL programs. The Company’s transition from FFEL loans to the Direct Loan program is not expected to have an adverse effect on the operations or cash flows of Broadview University.
FFEL Loans.
Loans under the FFEL program were made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the USDE. The two primary types of loans obtained by students at Broadview University under the FFEL program were the Federal Stafford Loan (Stafford loan) and the Federal Parent Loan for Undergraduate Students (PLUS loan).

Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have demonstrated financial need are eligible to receive a subsidized Stafford loan, with the USDE paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after program completion. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after graduation. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan. A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan. The USDE has established maximum annual and aggregate borrowing limits with respect to Stafford loans, and these limits are generally less than the cost of education at Broadview University.
PLUS loans are loans for dependent, undergraduate students where the parent is the borrower on behalf of the student. Creditworthy parents are allowed to borrow up to the cost of education at the school and eligibility is not based on financial need. Principal repayment is required through installment payments once the loan is fully disbursed. Students must maintain at least a “half-time” status and meet satisfactory academic progress requirements, as defined by the USDE, to participate in the PLUS loan program.
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
Return and Refunds of Title IV Program Funds
An institution participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. If a student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. Institutions must return the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. Compliance with refund calculation provisions is audited on an annual basis. If such payments are not made in a timely manner, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under USDE regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the U.S. Secretary of Education. Currently, the Company is not required to post a letter of credit or accept other conditions on its participation in Title IV programs.

Other Financial Aid Programs
In addition to Title IV programs, eligible students at Broadview University may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, and various private organizations.
Financial Aid Regulation
To participate in the Title IV programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, must be accredited by an accrediting agency recognized by the USDE, and must be certified as eligible by the USDE. The USDE will certify an institution to participate in Title IV programs only after the institution has demonstrated compliance with the Higher Education Act and the USDE’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the USDE on an ongoing basis. Higher Education Act regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm.
Congress must reauthorize the Higher Education Act approximately every 6 years. On July 31, 2008, Congress completed the reauthorization process by passing the HEOA, which was signed into law by the President in August 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted. In February 2006, the Deficit Reduction Act of 2005 was signed into law and included the Higher Education Reconciliation Act of 2005 (HERA). Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, the President signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, the President signed into law the Ensuring Continued Access to Student Loans Act of 2008 (ECASLA). The bill increases unsubsidized Stafford loan limits by $2,000 and increases aggregate loan limits, provides the Secretary of Education the authority to purchase FFEL loans from lenders, allows the USDE to designate an entire institution as eligible for lender of last resort loans, provides a grace period and deferment for Parent PLUS borrowers and makes changes to the Academic Competitiveness Grant (ACG) and National Science and Mathematics Access to Retain Talent (SMART) Grants. ECASLA was recently extended until June 30, 2010.
HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations are effective July 1, 2010.
There may be certain further legislative changes; however, at this time we cannot determine the scope, content or effect of such changes. Congressional acts or other regulatory changes could lead to lower enrollments for institutions such as Broadview University, or require such institutions to increase their reliance on alternative sources of student financial aid. Given the significant percentage of Broadview University’s revenues that are derived from Title IV programs, the loss or significant reduction in Title IV program funds available to our students could have a material adverse effect on our Company.

Certain elements of the regulations applicable to Broadview University are described below.
Administrative Capability
USDE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria require, among other things:
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
Currently, the Broadview University is not required to post a letter of credit or accept other conditions on its participation in Title IV programs, as we have met the USDE’s financial responsibility standards. Broadview University’s composite score as of and for the years ended March 31, 2010 and 2009 was 3.0 and 2.8, relative to a maximum score of 3.0. If, however, the Company fails to satisfy the USDE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected should the Company not have adequate resources to meet the letter of credit requirements described above. Broadview University’s financial data used to calculate the composite score is the Company’s data on a consolidated basis.
Student Loan Default Rates
An institution may lose eligibility to participate in some or all Title IV programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal award year default on those loans by the end of the next federal award year.

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
Broadview University has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Broadview University has not had a FFEL cohort default rate of 25% or greater during any of the last three federal award years. Because of the need to collect data on defaults, the USDE publishes cohort default rates two years in arrears; for example, in the fall of 2009, the USDE published cohort default rates for federal fiscal year 2007. Broadview University’s cohort default rates on FFEL program loans for the 2007, 2006 and 2005 federal fiscal years were 6.2%, 8.9% and 13.5%. The average cohort default rates for proprietary institutions nationally were 11.0%, 9.7% and 8.2% for federal fiscal years 2007, 2006 and 2005.
HEOA modified the Higher Education Act’s cohort default rate provisions related to the FFEL program, and loans obtained under the federal Direct Loan program will be combined with FFEL loans in calculating an institution’s annual student loan cohort default rate. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the third federal fiscal year following that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of rates calculated under the new formula are available.
In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. Consequences of this change include the following:
•
An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the Title IV programs.

•
If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the USDE a default improvement plan.

•
Institutions that exceed 30% for two consecutive fiscal years will be required to review, revise and resubmit their default improvement plans, and the USDE may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

•
An institution whose cohort default rate is 30% or more for any two out of three consecutive federal fiscal years may be subject to USDE provisional certification. Such an institution may file an appeal to demonstrate exceptional mitigating circumstances and, if the U.S. Secretary of Education determines that the institution demonstrated such circumstances, the Secretary of Education may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

The USDE has issued final regulations implementing the HEOA provisions on cohort default rates and other student loan matters effective as of July 1, 2010. The final regulations clarify that the USDE will issue two cohort default rates — both a two-year rate and a three-year rate — for federal fiscal years 2009 through 2011. The final regulations indicate that the USDE will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the USDE issues official three-year cohort default rates for the fiscal year 2011 cohort.
Compliance with “90/10 Rule”
A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes Broadview University. Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). Prior to enactment of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which its Title IV revenues exceeded 90% of its revenues, and it was unable to apply to regain its eligibility until the next fiscal year.
HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the USDE. Under HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Institutions that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA’s changes to the 90/10 Rule are effective upon enactment, which occurred on August 14, 2008.
The USDE issued final regulations implementing the 90/10 Rule and certain other HEOA provisions on October 29, 2009. The 90/10 Rule regulations generally track relevant HEOA provisions, but clarify the treatment of certain types of revenue. The regulations require institutions to report in their annual financial statement audits not only the percentage of revenues derived from Title IV funds during the fiscal year, but also the dollar amounts of the numerator and denominator of the 90/10 Rule calculation and specified categories of revenue. The regulations shorten from 90 to 45 days the time period within which institutions must notify the U.S. Secretary of Education after the end of a fiscal year in which the institution failed to meet the 90/10 Rule Requirement. The regulations are effective July 1, 2010, but institutions may, at their discretion, implement the 90/10 Rule regulations on or after November 1, 2009.
For the fiscal year ended March 31, 2010, Broadview University received $14,378,064 of Title IV funds and total eligible cash receipts of $18,252,991, resulting in a percentage of 79%. This compares to fiscal year ended March 31, 2009 in which Broadview University received $10,507,923 of Title IV funds and total eligible cash receipts of $13,857,527, resulting in a percentage of 76%. Financial data used to calculate Broadview University 90/10 Rule compliance is Broadview University data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that Broadview University would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

Restrictions on Payment of Bonuses, Commissions or Other Incentives
An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 2003, the USDE published new regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the USDE has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the USDE has announced that it will no longer review and approve individual schools’ compensation plans. Although we cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the Higher Education Act and the new regulations promulgated by the USDE.
Lender Relationships
HEOA adds a new requirement, as part of an institution’s participation agreement with the USDE, that institutions participating in Title IV programs adopt a code of conduct pertinent to student loans. Broadview University has a code of conduct that management believes complies with the provisions of HEOA in all material respects. Additionally, HEOA contains provisions that apply to federal and private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions.
The USDE has rules applicable to institutions that make available a list of recommended or suggested federal loan lenders for use by potential borrowers. On October 28, 2009, the USDE issued final regulations implementing certain HEOA provisions related to preferred lender lists and preferred lender arrangements. The new regulations regarding preferred lender lists, which are effective July 1, 2010, are largely comparable to those in the USDE’s current regulations, with the exceptions being that the new regulations also address private as well as federal loan lenders.
Restrictions on Operating Additional Schools
The Higher Education Act generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the Higher Education Act and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such an additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the Higher Education Act) must be reviewed and recertified for participation in Title IV programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the USDE finds the application to be materially complete, the USDE may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the USDE’s continued review of the transaction and certain other conditions. Subsequent to the USDE’s review of the complete application filed as a result of the transaction, the USDE will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the USDE. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds.

The Company’s acquisition of Broadview University in July 2005 required review and recertification for Broadview University’s participation in Title IV programs. Broadview University filed a change of ownership application. The USDE found Broadview University’s application to be materially complete. Accordingly, the USDE generated a Temporary Program Participation Agreement allowing Broadview University’s students to continue receiving federal funding. The USDE granted a Temporary Program Participation Agreement to Broadview University on August 10, 2005. In May 2008, the USDE recertified Broadview University through March 2014, thereby removing its provisional status.
Eligibility and Certification Procedures
Under the provisions of the Higher Education Act, an institution must apply to the USDE for continued certification to participate in Title IV programs at least every six years or when it undergoes a change of control, as discussed above. The USDE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV program funds. The USDE may withdraw an institution’s provisional certification without advance notice if the USDE determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain USDE approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features. We submitted our request for USDE approval of our change in accrediting agencies from ACCSC to ACICS on May 24, 2010.
Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violation
Broadview University is subject to and, at any moment in time, is likely to have pending audits, compliance reviews, inquiries and investigations by the USDE and other state regulatory agencies, accrediting agencies, and other third parties that may allege violations of regulations, accreditation standards, or other regulatory requirements applicable to us. There are no current pending matters affecting Broadview University. The Higher Education Act also requires that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the USDE for review within six months of the institution’s fiscal year end.
If Broadview University fails to comply with the regulatory standards governing Title IV programs, the USDE could impose one or more sanctions, up to and including suspension or termination of our ability to participate in Title IV programs. In addition, agencies that guarantee FFEL loans for Broadview University students could initiate proceedings to limit, suspend or terminate our eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although no such actions are currently in force and we are not aware of any such sanctions presently contemplated, such proceedings would likely have a material adverse effect on the Company.

ITEM 1A.	RISK FACTORS
Risks Related to the Highly-Regulated Industry in which We Operate Include:
Failure by Broadview University to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal financial aid funding for our students, or loss of our authorization to operate our school.
As a provider of higher education, we are subject to extensive state and federal regulation. In particular, the Higher Education Act, as reauthorized by the HEOA in August 2008, and related regulations impose significant regulatory scrutiny, including detailed substantive and reporting requirements, on Broadview University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV.
The Higher Education Act allocates regulatory responsibility for these programs among (1) the federal government through the USDE, (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education, and (3) state education regulatory bodies.
The regulations, standards and policies of these agencies are subject to frequent change and interpretation, which could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.
If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:
•	impose monetary fines or penalties;
•	limit or terminate our operations or ability to grant degrees or diplomas;
•	restrict or revoke our accreditation, licensure or other approval to operate;
•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;
•	require repayment of funds received under Title IV programs or other financial aid programs;
•	require us to post a letter of credit with the USDE;
•	subject us to other civil or criminal penalties; and/or
•	subject us to other forms of censure.
The reauthorization of the federal Higher Education Act includes substantially increased reporting and other requirements which may impact our cost of compliance. In addition, not all of these new requirements are clear on their face. Our failure to accurately interpret these new requirements may subject us to penalties and other sanctions imposed by USDE, which could impair our reputation and adversely affect our enrollments.
The HEOA extends the Higher Education Act through September 30, 2013. Among other things, the HEOA imposes more than 100 new reporting requirements. Many of the HEOA provisions will be further specified in regulations promulgated by USDE. USDE currently is evaluating which provisions in the law should be the subject of regulation. This regulatory process may impose additional or apparently different reporting and other requirements on institutions that participate in Title IV programs. Some period will elapse before USDE determines which provisions of the HEOA will be the subject of administrative rulemaking and issues final rules. In the interim, the uncertainty about various requirements of the HEOA will remain. Any failure by us to properly interpret the effect of the HEOA could subject us to the consequences, penalties and other sanctions imposed by the USDE discussed in the preceding risk factor, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The prospect of such sanctions may cause us to conservatively interpret the HEOA’s requirements pending interpretive guidance, which may limit our flexibility in operating or growing our business.

Loss of Broadview University’s accreditation by the Accrediting Council for Independent Colleges and Schools (ACICS) would leave us unable to offer approved educational programs, and students would be unable to participate in Title IV programs.
ACICS is a national accrediting agency recognized by the U.S. Secretary of Education as a reliable authority on educational quality for institutions such as Broadview University. Institutional accreditation by a national or regional accrediting agency is required by the USDE for us to remain eligible to participate in Title IV programs. The loss of accreditation would, among other consequences, render Broadview University ineligible to participate in Title IV programs which would have a material adverse effect on our business. ACICS is also able to impose other penalties or issue warnings or other forms of censure that could have a material adverse effect on our operations.
Loss of Broadview University’s state authorizations could prevent us from offering certain programs, operating our campuses, or affect our ability to participate in Title IV programs in the state we currently operate or state we may operate in the future.
A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Broadview University is currently authorized in the State of Utah to offer our programs, and our growth plans include expansion beyond the State of Utah. State registration is also required by the USDE to participate in Title IV programs. The loss of state authorization would, among other things, render Broadview University ineligible to participate in Title IV programs in a state where such authorization was lost, and would limit or prevent us from operating in that state, which could have a material adverse effect on our business.
In addition, the increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online educational institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations or interpretations related to doing business over the Internet could increase Broadview University’s cost of doing business, affect our ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.
Any action by Congress that significantly reduces Title IV program funding or the ability of Broadview University or its students to participate in Title IV programs could have a material adverse effect on our student population, financial condition, results of operations and cash flows.
Congress reauthorizes the Higher Education Act every six years. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or limits the ability of Broadview University or our students to participate in these programs could have a material adverse impact on our business. A reduction in government funding could lead to lower enrollments and require our students to find alternative sources of financial aid. As of March 31, 2010, approximately 95% of our students received some form of Title IV program funds.

Legislative action may also require Broadview University to modify its practices for the school to comply fully with applicable requirements. Such changes could result in additional, significant administrative costs, which could have a material adverse effect on our business.
Broadview University may lose its eligibility to participate in Title IV programs if its student loan default rates are greater than the standards set by the USDE.
In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payments by the end of the next fiscal year. An institution whose default rate is greater than 40% in any one federal fiscal year may also lose its Title IV eligibility.
Broadview University’s cohort default rates on FFEL program loans for the 2007, 2006 and 2005 federal fiscal years, the most recent years for which data is available, were 6.2%, 8.9% and 13.5%. The average cohort default rates for proprietary institutions nationally were 11.0%, 9.7% and 8.2% for federal fiscal years 2007, 2006 and 2005. If Broadview University were ineligible to participate in Title IV programs, this would have a material adverse effect on our business.
Failure to demonstrate “administrative capability” or “financial responsibility” as defined by the USDE may result in the loss of eligibility to participate in Title IV programs.
We may, among other consequences, be required to post a letter of credit or accept other limitations to continue our participation in Title IV programs if we do not meet the USDE’s financial responsibility standards or if our school does not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study. Losing our Title IV eligibility or having it adversely conditioned would have a material adverse effect on our business.
We cannot open new schools or branch campuses of our existing school and we cannot offer new programs if these new locations and program offerings are not timely approved by the USDE and state and accrediting regulators, as applicable.
Our growth model for adding new campuses is dependent on receiving timely approval from various regulators. Delays in receiving such approvals would limit our ability to open new campuses at our intended rate. Also, we may have to repay Title IV program funds disbursed to students enrolled at a new location or in a new program offering at an existing location if the Company does not obtain prior approval from the USDE and state and accrediting regulators, as applicable.
We could lose our eligibility to participate in Title IV programs or be provisionally certified with respect to our participation in such programs if the percentage of our revenues derived from those programs were too high.
Under the so-called 90/10 Rule, a proprietary institution may lose its Title IV eligibility if, on a cash accounting basis, it derived more than 90% of its revenues from Title IV programs for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs. For the fiscal year ended March 31, 2010, Broadview University received $14,378,064 of Title IV funds and total eligible cash receipts of $18,252,991 resulting in a percentage of 79%. We closely monitor our compliance with this requirement on an ongoing basis.

HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the USDE. Under HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Institutions that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation.
Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from the Title IV programs, which could make it more difficult for us to satisfy the 90/10 Rule. In addition, economic downturns that adversely affect our students’ employment circumstances could also increase their reliance on Title IV programs. If we lose our eligibility to participate in Title IV programs because more than 90% of our revenues are derived from Title IV program funds in any year, our students would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to comply with USDE incentive compensation rules could result in sanctions against Broadview University.
We are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to the individuals involved in certain recruiting, admissions, or financial aid activities. If we were found to violate standards related to payment of commissions, bonuses and other incentive payments, the USDE could impose monetary fines, penalties or other sanctions on the Company that may have a material adverse effect on our business.
Investigations, claims, and actions against the Company and other companies in our industry could adversely affect our business and stock price.
In recent years, the operations of a number of companies in the education and training services industry have been subject to intense regulatory scrutiny. In some cases, allegations of wrongdoing on the part of such companies have resulted in formal or informal investigations by the U.S. Department of Justice, the SEC, state governmental agencies and USDE. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels, focusing not only on the individual schools but in some cases on the for-profit postsecondary education sector as a whole. Even if the Company satisfactorily resolves any such investigations, claims and actions, we may have to expend substantial resources to address and defend those claims or actions, which could have a material adverse effect on our business.
General credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory costs.
The HEOA contains new requirements pertinent to relationships between lenders and institutions such as Broadview University. On October 28, 2009, the USDE issued final regulations implementing certain HEOA provisions related to preferred lender lists and preferred lender arrangements. The new regulations regarding preferred lender lists, which are effective July 1, 2010, are largely comparable to those in the USDE’s current regulations, with the exceptions being that the new regulations also address private as well as federal loan lenders. These and other legislative and regulatory developments as well as general credit market conditions may cause some lenders to decide not to participate in certain federal loan programs and may impose increased costs on the Company.

Pending rulemaking by the USDE may result in regulatory changes that could materially and adversely affect our business.
In November 2009, the USDE convened two groups of negotiators to develop new regulations related to the oversight of the Title IV programs and foreign schools. In accordance with the requirements of the Higher Education Act, USDE was obligated to convene a committee of various constituencies to discuss revisions to the regulations, and the members of the committee would negotiate the terms of the revisions with USDE. This process is referred to as “negotiated rulemaking.” If the committee reaches consensus on all topics, then USDE is obligated to propose the regulations to the public in the form agreed to by the committee. If the committee does not reach consensus on all topics, then USDE can attempt to move forward with revisions to the regulations as originally proposed or change certain provisions without additional discussion.
The program integrity negotiated rulemaking process addressed 14 different topics and the committee responsible for discussing these provisions, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the proposed rules. Accordingly, under the negotiated rulemaking protocol, USDE can propose rules without regard to the tentative agreement or disagreement regarding certain issues. The most significant of the original USDE proposals for our business are the following:
•
Adoption of a new definition of “gainful employment” for purposes of establishing and retaining program eligibility for Title IV student financial aid that includes provisions related to a debt-to-income ratio;

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Changes to the current clock-to-credit hour conversion ratio for the purpose of calculating financial aid funding for all non-degree programs.
USDE is expected to issue its proposed regulations on these and the other issues for public comment sometime this spring or summer and final regulations prior to November 1, 2010, in order to be effective July 1, 2011. We cannot predict the form of the rules that ultimately will be proposed by USDE for public comment or any final rules that may be adopted following the comment period. If the rules regarding incentive compensation, gainful employment and clock-to-credit hour conversion ratio are adopted in the form presented by the USDE in the negotiated rulemaking session, they could have a material impact on the manner in which we conduct our business.

Our current transition from the Federal Family Education Loan Program to the William D. Ford Federal Direct Lending Program may restrict or limit our learners’ access to federal student loans, thereby materially impacting our enrollment and revenue.
Student loans under the Federal Family Education Loan Program (FFEL) are currently the most significant source of U.S. federal student aid and are low interest, federally guaranteed loans made by private lenders. In addition to FFEL loans made by private lenders, the USDE also administers the William D. Ford Federal Direct Loan Program (Direct Loan), which eliminates the private financial institution as the lender. Under the Direct Loan program, the federal government makes the loans directly to the students on terms consistent with FFEL loans. Congress is considering legislation that, among other changes, would eliminate the FFEL and require all institutions participating in Title IV programs to convert exclusively to the Direct Loan program by July 1, 2010. Previously, the majority of our students who received Title IV funds received some form of FFEL loans. Effective for our academic quarter beginning April 2010, new students enrolling at Broadview University participated in the Direct Loan program exclusively rather than the FFEL programs. We may experience a delay in the transition or a disruption in our ability to process student loans through the Direct Loan program, either because of administrative challenges on our part or the inability of the USDE to process the increased volume of direct student loans on a timely basis. In either case, our business, financial condition, results of operations and cash flows could be adversely and materially affected.
Risks Related to Our Business:
Our financial performance depends, in part, on our ability to update and expand our academic programs and keep pace with changing market needs and technology.
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
If we fail to effectively identify, establish, and operate new branch campuses of our existing school, our growth may be slowed and our profitability may be adversely affected.
We have successfully opened two branch campuses in the State of Utah since January 2007 and will open another branch campus in October 2010. We also intend to open our first branch campus outside the State of Utah during calendar year 2011. Our ability to continue with our growth model is dependent on a number of factors, including our ability to obtain timely regulatory approvals, our ability to identify geographical locations that have appropriate population demographics, and our ability to recruit and retain high quality academic and administrative personnel. There can be no assurance that we will be able to establish additional campuses, or that new campuses will generate profitable student enrollment levels.
We operate in a highly competitive industry.
The postsecondary education market is highly competitive. We compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer fully online programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to ours. Although tuition at private nonprofit institutions is, on average, higher than tuition at Broadview University, some public institutions are able to charge lower tuition than Broadview University, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than Broadview University.

Our success depends in part on our ability to market Broadview University to prospective students.
Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our school and programs among high school graduates and working adults. Broadview University uses its own admissions teams and markets its courses through print, television, radio, Internet and telemarketing outlets. Broadview University maintains booths and information tables at appropriate conferences, expos and other events in the communities where it operates.
The satisfaction of our students with our delivery of academic services is also a key element in cultivating our brand to prospective students. Customer dissatisfaction with our services or programs could lead to declining enrollments.
The loss of our key personnel could harm our business.
Our success depends upon our ability to attract and retain highly qualified faculty, campus administrators and management. We may have difficulty locating, hiring and retaining qualified personnel. The loss of services of key personnel, or failure to attract and retain other qualified and experienced personnel, could cause our business to suffer.
We operate pursuant to a Service Level Agreement with GU/MSB and are substantially dependent upon GU/MSB for support services, the loss of which could have a significant negative impact on our operations.
Broadview University utilizes executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a SLA between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief executive and chief financial officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The Company pays GU/MSB $75,000 per month for such services. If GU/MSB were to terminate the SLA or discontinue providing services to us, we may be unable to find another party to provide such services at a reasonable cost or may be unable to cost-effectively perform such services ourselves, which may have a significant adverse effect on our business.
Our business may be adversely affected by general economic conditions in the U.S. or abroad.
The U.S. economy and the economies of other key industrialized countries have been in a recession as characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, the willingness of employers to sponsor educational opportunities for their employees, and the ability of our students to find employment in their chosen area of study, any of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.
The Company’s computer networks may be vulnerable to system disruptions, unauthorized access, computer viruses, and other security threats.
The performance and reliability of our computer networks is critical to our ability to attract and retain students. Any system error or failure could result in disruption of our educational services. Additionally, a user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Risk Related to Our Common Stock:
The trading price of the Company’s common stock may fluctuate substantially as a result of a number of factors, many of which are not in our control.
Historically, public companies in our industry have experienced relatively high volatility in stock price. Any number of factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased. Some of these factors include:
•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;
•	quarterly variations in our operating results;
•	changes in the legal or regulatory environment in which we operate;
•	general conditions in the for-profit, post-secondary education industry, including changes in federal and state laws and regulations and accreditation standards;
•	the initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including any adverse publicity related thereto;
•	price and volume fluctuations in the overall stock market;
•	loss of key personnel; and
•	general economic conditions.
Our largest shareholder, who holds a significant portion of our outstanding equity, may have substantial influence over the Company and his interests may not be aligned with the interests of our other shareholders.
Mr. Terry L. Myhre, chairman of our board of directors, beneficially owned approximately 64% of our outstanding common stock as of March 31, 2010. As such, Mr. Myhre has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might negatively impact the price of our common stock. These actions may be taken even if they are opposed by our other shareholders, and may have an adverse affect on our operations and the value of our common stock.

Our stock price has, and we expect it to continue to, fluctuate significantly, and the value of your investment may decline.
From April 1, 2008 to March 31, 2010, the market price of our common stock has ranged from a high of $4.95 per share to a low of $0.90 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the existing trading price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.
Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at profit.
We have not paid dividends on our common stock since 1991 and do not anticipate paying any dividends for the foreseeable future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.
Because our common stock is primarily traded on the OTC Bulletin Board, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.
Stocks traded on the OTC Bulletin Board are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no Securities Exchange Commission (SEC) staff comments on the Company’s periodic SEC reports which are unresolved.

ITEM 2.	PROPERTIES
We lease our campus and administrative facilities, all of which are in the Utah cities of Layton, Orem and West Jordan. Additionally, we are under lease for a facility in Salt Lake City, Utah as of April 1, 2010, where we intend to begin operating a branch campus in October 2010. Our leases generally range from 10 to 20-year terms and may have renewal options for extended terms up to 10 years. Our initial lease terms expire from December 2016 to December 2020. Many of our leases have escalating base monthly rent amounts over the respective lease term. We generally lease between 31,000 and 45,000 square feet per campus.
We believe such properties to be in good condition and adequate for our present and foreseeable operations. We believe our property is adequately covered by insurance. See Note 6 to the Consolidated Financial Statements appearing in this Annual Report for additional information regarding the Company’s leased property.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Registrant may be involved in litigation and other legal proceedings arising out of the normal course of business. The Registrant is currently not a party to any material pending legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”. The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid common stock dividends since fiscal year 1991. The number of record holders of the Company’s common stock as of March 31, 2010 was approximately 700.

	Market Prices
	High	Low
2010
First Quarter	$1.40	$0.90
Second Quarter	$3.75	$1.10
Third Quarter	$4.95	$1.49
Fourth Quarter	$3.68	$2.55
2009
First Quarter	$2.65	$2.00
Second Quarter	$2.00	$1.20
Third Quarter	$1.95	$0.95
Fourth Quarter	$1.25	$0.95

ITEM 6. SELECTED FINANCIAL DATA*

	Years Ended March 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA

Revenues	$19,041,087	$12,423,495	$10,259,154	$8,717,468	$6,645,600
Operating expenses
Educational services and facilities	11,742,192	8,870,888	6,655,984	5,467,243	4,358,221
Selling, general and administrative	4,033,786	3,135,703	2,555,032	1,935,636	1,896,758

Total operating expenses	15,775,978	12,006,591	9,211,016	7,402,879	6,254,979

Operating income	3,265,109	416,904	1,048,138	1,314,589	390,621
Other income:
Interest income	24,816	37,985	62,784	31,399	—

Continuing operating income before income taxes	3,289,925	454,889	1,110,922	1,345,988	390,621
Income tax expense (benefit)	1,254,770	156,574	(1,294,473)	—	(45,946)

Income from continuing operations	2,035,155	298,315	2,405,395	1,345,988	436,567
Loss from discontinued operations	—	—	(81,181)	(1,181,853)	(922,072)

Net income (loss)	$2,035,155	$298,315	$2,324,214	$164,135	$(485,505)

INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share:
Basic	$0.25	$0.03	$0.28	$0.02	$(0.07)
Diluted	$0.23	$0.03	$0.25	$0.02	$(0.07)

BALANCE SHEET DATA

Total assets	$8,876,540	$6,313,861	$5,754,635	$3,320,813	$3,652,438
Property and equipment, net	$1,424,481	$1,357,787	$956,453	$962,797	$726,149
Stockholders’ equity	$7,566,857	$5,334,202	$5,048,737	$2,621,523	$2,457,388
Common shares outstanding	8,218,252	8,108,252	8,158,252	8,108,252	7,747,942

*	The consolidated financial information for periods prior to fiscal year 2008 has been reclassified to reflect the Company’s Media Production segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, the “Cautionary Notice Regarding Forward Looking Statements” contained in Part 1 of this Report, “Risk Factors” contained in Item 1A of this Report, and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.
Overview
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University and hereafter referred to as Broadview University). Broadview University has campuses located in the Utah cities of West Jordan, Layton and Orem, and will open a branch campus in Salt Lake City, Utah in October 2010.
Broadview University delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The Company manages its business on the basis of one reporting segment.
Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (ACICS) to award diplomas, Associate of Applied Science, Bachelor of Science and Bachelor of Fine Arts degrees for multiple business and healthcare careers, and a Master of Science degree in management.
Our mission is to demonstrate we care by preparing career-focused, community-minded graduates for the global workforce. We care about our students, our employees, and about the employers who hire our students. We give students an opportunity to enroll in school, help them build knowledge and skills for a specific career field, build connections through service learning experiences, and provide them with placement assistance.
Our mission places the achievement of our students first, demonstrating the Company’s focus on delivering a high quality product. We believe that this focus has led to our successful expansion and improved financial performance in recent years, and is in line with our commitment to our shareholders to generate long-term sustainable growth and margin expansion.
Effective May 19, 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion beyond the State of Utah and the name change is in line with management’s intent to market all current and future locations under a single brand name.
Previously, the Company was engaged in two business segments, Education and Media Production. The Media Production segment was discontinued effective March 31, 2008. Since that date, the Company has derived 100% of its revenue from the operations of Broadview University.

Key Financial Metrics
Revenues
Approximately 95% of our revenues recognized during the year ended March 31, 2010 were from tuition collected from Broadview University’s students. Factors affecting our revenues include: (i) the number of enrolled students; (ii) the cost per academic credit charged to our students; (iii) the average credits taken by our students each quarter; and (iv) the mix and number of programs and degrees we offer.
We are scheduled to begin operations of a new branch campus in Salt Lake City, Utah in October 2010. We also anticipate opening a branch campus outside the State of Utah for the first time during calendar year 2011.
As of March 31, 2010, Broadview University charged $385 per credit hour for all of our programs with the exception of our nursing program, for which $540 was charged per credit. Our last tuition rate increase occurred in July 2009, when a 6.9% increase for non-nursing credits was implemented.
Through improved course scheduling and academic counseling, we have increased the overall average credits taken by our students each academic term. Broadview University has also recently either received or applied for accrediting body approval for expansion of our program and degree offerings, delivered both via our residential campuses and our online educational offerings. This includes offering our first masters-level degree in management.
Due to the nature of the Company’s principal revenue-generating activities, management does not believe the current downturn in the United States economy presents a significant risk to the Company’s ability to grow revenues. Rather, the post-secondary education industry has historically fared well during times of economic distress. Such scenarios often lead to unemployed or underemployed individuals seeking educational resources such as those offered by Broadview University to improve their job skills and employability. Management expects to have increasing enrollments over the course of the next fiscal year.
Operating Expenses
The Company’s educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, textbook purchases and facility rent and maintenance.
The Company’s selling, general and administrative expenses include marketing and advertising expenditures, as well as general administrative expenses of Broadview University and parent company, Broadview Institute, Inc. The Company utilizes executive, administrative, accounting and consulting services provided by Globe University/Minnesota School of Business (GU/MSB), a related party, as described in Item 1 of this Annual Report. Pursuant to a Service Level Agreement (the SLA) between the Company and GU/MSB, some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.

Under the SLA, the Company’s paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. Prior to the SLA’s effective date, the Company paid GU/MSB $25,000 per month for these services. The Company’s expenses for services under the SLA were $675,000 and $525,000 for the years ended March 31, 2010 and 2009.
Critical Accounting Policies and Estimates
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
Our significant accounting policies are described in Note 2 to the consolidated financial statements. The following policies are, in management’s judgment, the most critical policies and estimates:
Revenue Recognition
Approximately 95% of the Company’s revenues recognized during the year ended March 31, 2010 were from tuition. The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The Company bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition and lab fees are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include textbook sales, application fees, merchandise sales and other miscellaneous income. The Company recognizes revenue for these items when earned.
If a student withdraws from a course prior to completion, Broadview University refunds a portion of the tuition. The refunded amount is dependent on the timing of the withdrawal. Tuition revenue is shown net of any refunds or other tuition discounts.
Because Broadview University bills its students quarterly for tuition and other academic services, and because 100% of these services are generally completed by each quarter end, the Company has no deferred revenue at the end of each quarter.

Student Receivables
Accounts receivable at the end of each quarter represents student balances due from previous academic quarters. The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances. Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter. Management evaluates a number of factors, including the students’ status (i.e. active or withdrawn), the period of time a balance has been outstanding, and financial aid options that are available to students that may be used against a balance. Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days. Bad debt expense was less than 1.0% of revenues for each of the years ended March 31, 2010 and 2009.
Inventory
Inventory consists primarily of textbooks and is stated at the lower of cost or market, based on the first-in, first-out method. Inventory levels are regularly assessed by management to determine if quantities on hand are salable. The Company generally can return textbooks to its suppliers within one year of purchase. Management did not believe any reserve for obsolete inventory was necessary at March 31, 2010 or 2009.
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. Based upon its annual impairment testing, management did not believe goodwill was impaired at March 31, 2010 or 2009.
Income Taxes
The Company uses the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Fair Value Measurements and Disclosures Topic, Accounting Standards Codification 740, requires the Company to determine whether uncertain tax positions should be recognized within the consolidated financial statements. The Company had no unrecognized tax benefits at March 31, 2010 and 2009 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

Results of Operations
The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year Ended March 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Operating expenses
Educational services and facilities	61.7	71.4	64.9
Selling, general and administrative	21.2	25.2	24.9

Total operating expenses	82.9	96.6	89.8

Operating income	17.1	3.4	10.2
Other income	0.1	0.3	0.6

Income from continuing operations before income taxes	17.2	3.7	10.8
Income tax expense (benefit)	6.6	1.3	(12.6)

Income from continuing operations	10.6	2.4	23.4
Loss from discontinued operations	—	—	(0.8)

Net income	10.6%	2.4%	22.7%

Year ended March 31, 2010 compared to year ended March 31, 2009
Revenues
Revenues increased 53.3% to $19,041,087 in 2010 from $12,423,495 in 2009. The $6,617,592 increase was primarily attributable to increased enrollments as well as a 6.9% cost per credit increase for certain academic credits effective July 2009. Enrollments increased 43.6% from our quarter ended March 31, 2009 to our quarter ended March 31, 2010. Our Orem campus opened in October 2008, and thus had its first full year of operations in 2010. Revenues for the Orem campus increased from $392,357 in 2009 to $2,473,164 in 2010.
Educational services and facilities operating expenses
Expenses related to the Company’s educational services and facilities increased 32.4% to $11,742,192 in 2010 from $8,870,888 in 2009. The $2,871,304 increase was primarily due to direct costs necessary to support the increase in student enrollments including faculty compensation, facility operating costs and student materials. Payroll-related expenses increased 30.0%, or $1,423,843, in 2010 compared to 2009. Facility costs, including rent expense, increased 15.7%, or $305,147 in 2010 compared to 2009. Student materials, including textbook expense, increased 33.4%, or $334,892 in 2010 compared to 2009.
Payroll-related expenses, facility costs and student materials all decreased as a percentage of revenues, from 38.2%, 15.6% and 8.1% for 2009 to 32.4%, 11.8% and 7.0% for 2010. Management anticipates that these expenses will decrease as a percentage of revenues as our existing branch campuses continue to raise their enrollment levels. However, we anticipate that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment figures.

Selling, general and administrative expenses
Expenses related to selling and general administrative activities increased 28.6% to $4,033,786 in 2010 from $3,135,703 in 2009. The $898,083 increase was primarily due to increased marketing expenses, which increased 29.7% to $2,450,171 in 2010 from $1,889,034 in 2009.
Our management fee paid under the SLA increased 28.6% to $675,000 in 2010 from $525,000 in 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the monthly payments from $50,000 to $75,000, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.
Marketing expenses and management fees as a percentage of revenues were 12.9% and 3.5% for 2010, compared to 15.3% and 4.2% for 2009.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased 683.2% to $3,265,109 for 2010 from $416,904 for 2009. The increase of $2,848,205 was primarily the result of the aforementioned factors.
Other income
Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account. Interest income decreased 34.7%, or $13,169, primarily due to lower interest rates.
Income taxes
The Company recognized income tax expense of $1,254,770 in 2010 compared to $156,574 in 2009. The increase of $1,098,196, or 701.4%, was primarily due to the increase in income before taxes attributable to the aforementioned factors. Our effective tax rate increased to 38.1% in 2010 from 34.4% in 2009, primarily due to an increased federal alternative minimum tax liability.
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
Liquidity and Capital Requirements
The Company financed its operating activities and capital expenditures during the year ended March 31, 2010 primarily through cash provided by operating activities. Cash and cash equivalents were $5,591,079 at March 31, 2010 compared to $2,344,573 at March 31, 2009. Most of the Company’s excess cash is held in an interest-bearing bank savings account. We had no debt at March 31, 2010 or 2009.
Management acknowledges that the current state of the U.S. economy has made credit more difficult to acquire, even for well-qualified borrowers. As the Company has continued to finance its operating activities and capital expenditures primarily through cash provided by operating activities, management does not believe the current scarcity of available credit presents a material threat to ongoing operations.
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
A portion of the Company’s revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of March 31, 2010, Myhre Investments, LLC had $1,532,757 in loans outstanding to Broadview University students.
Management believes that the Company has sufficient cash reserves to fulfill its obligations and support operations in the normal course of business through the year ended March 31, 2011. Management believes that inflation will not have a significant impact on the Company’s business.
Cash Generation and Deployment
In 2010, $3,640,568 of cash was provided by operating activities, the major components of which were the net income of $2,035,155 and decreased deferred income taxes of $1,050,000.
Capital expenditures for property and equipment were $364,062 in 2010. The Company used $30,000 of cash for financing activities for payment of preferred dividends in arrears to the Company’s Chairman.

Off-Balance Sheet Arrangements
As of March 31, 2010, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of March 31, 2010, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiaries
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP Lurie Besikof Lapidus & Company, LLP Minneapolis, Minnesota
June 29, 2010

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,591,079	$2,344,573
Student receivables	156,360	128,276
Inventory	424,802	307,425
Deferred income taxes	276,000	768,000
Other	143,126	54,790

TOTAL CURRENT ASSETS	6,591,367	3,603,064

PROPERTY AND EQUIPMENT, NET	1,424,481	1,357,787

OTHER ASSETS
Deposits	189,676	123,994
Deferred income taxes	49,000	607,000
Goodwill	622,016	622,016

	$8,876,540	$6,313,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$609,696	$499,760
Accrued expenses	261,753	233,822
Income taxes payable	155,669	14,460

TOTAL CURRENT LIABILITIES	1,027,118	748,042

DEFERRED RENT	282,565	231,617

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,218,252 and 8,108,252 shares issued and outstanding at March 31, 2010 and 2009	82,182	81,082
Additional paid-in capital	4,264,204	4,037,804
Retained earnings	3,215,471	1,210,316

TOTAL STOCKHOLDERS’ EQUITY	7,566,857	5,334,202

	$8,876,540	$6,313,861

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended March 31,
	2010	2009

REVENUES	$19,041,087	$12,423,495

OPERATING EXPENSES
Educational services and facilities	11,742,192	8,870,888
Selling, general and administrative	4,033,786	3,135,703

TOTAL OPERATING EXPENSES	15,775,978	12,006,591

OPERATING INCOME	3,265,109	416,904

OTHER INCOME
Interest income	24,816	37,985

INCOME BEFORE TAXES	3,289,925	454,889

INCOME TAX EXPENSE	1,254,770	156,574

NET INCOME	$2,035,155	$298,315

INCOME PER COMMON SHARE — BASIC:	$0.25	$0.03

INCOME PER COMMON SHARE — DILUTED:	$0.23	$0.03
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock,				Additional
	Series B		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

MARCH 31, 2008	500,000	$5,000	8,158,252	$81,582	$3,960,154	$1,002,001	$5,048,737

Dividends paid	—	—	—	—	—	(90,000)	(90,000)
Issuance of common stock	—	—	50,000	500	50,000	—	50,500
Repurchase of common stock	—	—	(100,000)	(1,000)	(99,000)	—	(100,000)
Tax benefit from forfeiture of unvested restricted stock	—	—	—	—	126,650	—	126,650
Net income	—	—	—	—	—	298,315	298,315

MARCH 31, 2009	500,000	5,000	8,108,252	81,082	4,037,804	1,210,316	5,334,202

Dividends paid	—	—	—	—	—	(30,000)	(30,000)
Issuance of common stock	—	—	110,000	1,100	226,400	—	227,500
Net income	—	—	—	—	—	2,035,155	2,035,155

MARCH 31, 2010	500,000	$5,000	8,218,252	$82,182	$4,264,204	$3,215,471	$7,566,857

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES —
CONTINUING OPERATIONS
Net income	$2,035,155	$298,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318,217	244,628
Deferred income taxes	1,050,000	146,650
Deferred rent	50,948	100,880
Stock-based compensation	227,500	50,500
Changes in operating assets and liabilities:
Student receivables	(28,084)	90,752
Inventory	(117,377)	(98,570)
Other assets	(154,018)	21,971
Accounts payable and accrued expenses	117,018	181,995
Income taxes payable	141,209	(37,710)

Net cash provided by operating activities	3,640,568	999,411

CASH FLOWS FROM INVESTING ACTIVITIES —
CONTINUING OPERATIONS
Purchases of property and equipment	(364,062)	(617,366)

CASH FLOWS FROM FINANCING ACTIVITIES —
CONTINUING OPERATIONS
Preferred dividends paid	(30,000)	(90,000)
Repurchase of common stock	—	(100,000)

Net cash used by financing activities	(30,000)	(190,000)

DISCONTINUED OPERATIONS
Net cash provided by discontinued operations — operating activities	—	57,894

INCREASE IN CASH AND CASH EQUIVALENTS	3,246,506	249,939

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,344,573	2,094,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,591,079	$2,344,573

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Nature of Business
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University and hereafter referred to as Broadview University). Broadview University has campuses located in the Utah cities of West Jordan, Layton and Orem, and will open a branch campus in Salt Lake City, Utah in October 2010.
Broadview University delivers its career-focused education to students through traditional classroom settings as well as through online instruction. The Company manages its business on the basis of one reporting segment.
Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (ACICS) to award diplomas, Associate of Applied Science, Bachelor of Science and Bachelor of Fine Arts degrees for multiple business and healthcare careers, and a Master of Science degree in management.
Until March 31, 2008, the Company was engaged in two business segments, Education and Media Production. Our Media Production segment created and produced television shows, communication and educational products for cable networks, corporations, associations and large publishers, as well as provided post-production services for independent production companies. We discontinued our Media Production segment entirely, effective March 31, 2008. The Company received $57,894 of cash receipts during the year ended March 31, 2009 related to these discontinued operations.
The Company is in the process of rebranding itself for the purpose of future expansion both in campus locations as well as program and degree offerings. The following events related to this rebranding and expansion plan occurred subsequent to March 31, 2010:
•
Effective April 26, 2010, Broadview University received approval for accreditation from the ACICS to award diplomas, Associate of Applied Science and Bachelor of Science degrees for multiple business and healthcare careers at our West Jordan, Layton and Orem campuses. Additionally, we received approval on May 5, 2010 to begin offering a Master of Science degree in management. Broadview University was formerly accredited by the Accrediting Commission of Career Schools and Colleges.

The change in accrediting bodies was a significant step in the Company’s overall growth plan for degree-level and geographic expansion, including a significant growth in online program offerings. ACICS is recognized by the Council for Higher Education Accreditation, which is a non-profit organization that, in addition to the U.S. Department of Education, serves as an authority on the quality of national, regional and specialized accrediting bodies.

Broadview University has submitted applications with ACICS for the addition of several new programs at our existing campuses for both residential and online delivery. The Company expects to receive ACICS approval of additional programs in time for Broadview University to enroll students for its academic quarter beginning October 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
1.	Nature of Business — (continued)
•
Effective May 19, 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion outside of Utah and is in line with management’s intent to market all current and future locations and programs under a single brand name.

•
Broadview University received final ACICS approval on May 21, 2010 to commence operations of a new branch campus in Salt Lake City, Utah. The Company anticipates operations for this campus to commence in October 2010. The Salt Lake City campus will offer many of the same courses already in place at the existing campuses, as well as many of the new programs currently in the application process, including arts and entertainment related programs.

2.	Summary of Significant Accounting Policies
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Standards. This standard is the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance was effective for financial statements issued for reporting periods that ended after September 15, 2009. This guidance impacts the Company’s consolidated financial statements and related disclosures as all references to authoritative literature reflect the newly adopted codification.
In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities (VIE) to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the entity. Additionally, the standard requires any enterprise that holds a variable interest in a VIE to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. This standard is effective for the Company on April 1, 2010. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of the deliverable. The amendments eliminated the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

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
Revenue Recognition
Approximately 95% of the Company’s revenues recognized during the year ended March 31, 2010 were from tuition. The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The Company bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition and lab fees are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include textbook sales, application fees, merchandise sales and other miscellaneous income. The Company recognizes revenue for these items when earned.
If a student withdraws from a course prior to completion, Broadview University refunds a portion of the tuition. The refunded amount is dependent on the timing of the withdrawal. Tuition revenue is shown net of any refunds.
Because Broadview University bills its students quarterly for tuition and other academic services, and because 100% of these services are generally completed by each quarter end, the Company has no deferred revenue at the end of each quarter.
Cash and Cash Equivalents
All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. There were no such investments included in cash and cash equivalents at March 31, 2010 or 2009.
U.S. Department of Education (USDE) regulations require Title IV program funds received by the Company in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. There were no restricted cash balances at March 31, 2010, and $9,000 at March 31, 2009.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2.	Summary of Significant Accounting Policies — (continued)
Concentration of Credit Risk
Cash accounts are maintained primarily at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its cash and cash equivalents. At March 31, 2010 and 2009, most of the Company’s cash and cash equivalents were maintained in one bank savings account.
Student Receivables
Accounts receivable at the end of each quarter represents student balances due from previous academic quarters. The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances. Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter. Management evaluates a number of factors, including the students’ status (i.e. active or withdrawn), the period of time a balance has been outstanding, and financial aid options that are available to students that may be used against a balance. Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days. Bad debt expense was less than 1.0% of revenues for each of the years ended March 31, 2010 and 2009. The Company’s allowance for doubtful accounts was $30,000 and $3,000 at March 31, 2010 and 2009.
Inventory
Inventory consists primarily of textbooks and is stated at the lower of cost or market, based on the first-in, first-out method. Inventory levels are regularly assessed by management to determine if quantities on hand are salable. The Company generally can return textbooks to publishers within one year of purchase. Management did not believe any reserve for obsolete inventory was necessary at March 31, 2010 or 2009.
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
Goodwill
Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. Based upon its annual impairment testing, management did not believe goodwill was impaired at March 31, 2010 or 2009.
Long-Term Liabilities
The Company has no debt. In accordance with Operating Leases Subtopic ASC 840-20, the Company records rent expense on a straight-line basis over the lease term. The difference between actual rent payments and the straight-line rent expense is recorded as a long-term liability; this liability will decrease when actual rent payments exceed the straight-line expense.
Advertising Costs
Advertising costs are expensed as incurred. The Company’s advertising expense was $2,450,171 and $1,889,035 for the years ended March 31, 2010 and 2009.
Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for stock-based payment awards made to officers and directors based on estimated fair values of the share award on the date of grant. The Company records compensation expense for all share-based awards over the vesting period. The expense recorded is based on awards ultimately expected to vest, and therefore, is adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of the grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In estimating expected forfeitures, the Company analyzes historical forfeiture and termination information and considers how future termination rates are expected to differ from historical rates.
Income Taxes
The Company uses the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized.
The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the consolidated financial statements. The Company had no unrecognized tax benefits at March 31, 2010 and 2009 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2.	Summary of Significant Accounting Policies — (continued)
Earnings Per Share
Basic earnings per common share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants, restricted stock awards and preferred stock.
The basic income available to common stockholders was computed as follows:

	Years Ended March 31,
	2010	2009
Net income	$2,035,155	$298,315
Less cumulative dividends	(30,000)	(30,000)

Net income available to common stockholders	$2,005,155	$268,315

The outstanding shares used for the diluted net income per common share were computed as follows:

	March 31,
	2010	2009
Weighted average shares outstanding — basic	8,140,663	8,145,649
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	314,776	67,708
Restricted stock not vested	18,520	—
Preferred stock	500,000	—

Weighted average shares outstanding — diluted	8,973,959	8,213,357

3.	Property and Equipment
Property and equipment consisted of the following:

	March 31,
	2010	2009

Furniture and equipment	$1,928,845	$1,675,080
Leasehold improvements	729,396	598,250

	2,658,241	2,273,330
Less accumulated depreciation	(1,233,760)	(915,543)

	$1,424,481	$1,357,787

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4.	Income Taxes
The provision for income taxes consists of the following:

	Years Ended March 31,
	2010	2009
Current:
Federal	$42,015	$—
State	162,755	9,924
Deferred	1,050,000	146,650

	$1,254,770	$156,574

A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision for continuing operations is as follows:

	Years Ended March 31,
	2010	2009

Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.2	2.4
Federal Alternative Minimum Tax	1.3	(1.4)
Other permanent differences	0.2	0.7
Other	(0.6)	(1.3)

	38.1%	34.4%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards and alternative minimum tax credit	$728,000	$1,768,000
Accounts receivable	11,000	1,000
Accrued expenses	12,000	7,000
Deferred rent	105,000	86,000

	856,000	1,862,000

Deferred tax liabilities:
Prepaid expenses	(53,000)	(20,000)
Depreciation	(56,000)	(44,000)

Net deferred tax asset before valuation allowance	747,000	1,798,000
Valuation allowance	(422,000)	(423,000)

Net deferred tax asset	$325,000	$1,375,000

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4.	Income Taxes — (continued)
Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance is adjusted. The Company’s valuation allowance relates to deferred tax assets for certain state net operating loss carryforwards where management is not currently anticipating any income being generated in these states.
At March 31, 2010, the Company had approximately $210,000 in federal net operating loss carryforwards to reduce future taxable income. The Company also has a federal Alternative Minimum Tax credit carryforward of $235,000 which does not expire.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2010 or 2009.
For federal purposes, tax years 2007-2009 remain open to examination. Prior to 2007, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years. For state purposes, the statute of limitations remains open in a similar manner. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.
5.	Stockholders’ Equity
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
Series B Preferred Stock
The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. The Company previously issued 500,000 shares to Mr. Myhre for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. At March 31, 2010, cumulative preferred stock dividends in arrears were $30,000. Each Series B preferred share is convertible into one share of common stock at any time.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5.	Stockholders’ Equity — (continued)
Warrants
Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. At March 31, 2010 and 2009, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants. The warrants expire in March 2015.
Stock Options
There were no stock options granted, exercised or expired during the years ended March 31, 2010 and 2009, and no options were outstanding as of March 31, 2010 or 2009.
Equity Incentive Plan
The Company has an Equity Incentive Plan (the Plan) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 820,000 shares were available for issuance at March 31, 2010.
Restricted Stock Awards
On October 13, 2009, the Company’s Board of Directors (the “Board”) revised its compensation arrangement for the Board’s directors for the 2010 and 2011 fiscal years. Under the revised arrangement applicable for those two fiscal years, the Board (i) eliminated cash fees that, under the prior compensation arrangement, would be paid to directors for serving as a director or would be paid to directors for attending Board meetings and (ii) granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of Company common stock under the Plan. These shares were valued at $3.25 per share, which was the closing price of the Company’s common stock on the grant date. Four thousand shares of each restricted stock award were vested at the time of grant, reflecting payment for the directors’ services during the first two fiscal quarters of the 2010 fiscal year, and each award continues to vest at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending December 31, 2009. Future expense related to these awards is expected to be $130,000 for the year ended March 31, 2011.
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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5.	Stockholders’ Equity — (continued)
The Company previously granted a restricted stock award for 250,000 shares of common stock to an officer of the Company. Of the restricted shares awarded, 50,000 shares vested on the grant date, and 50,000 were to vest each year on the last day of the fiscal years ending March 31, 2009 through March 31, 2012, provided that the officer continued to be employed by the Company on each respective vesting date. Unvested shares were to be forfeited upon the termination of employment prior to the end of the vesting period. The restricted shares were issued at a price of $2.06 per share, which was the closing price of the Company’s common stock on the grant date.
On December 29, 2008, the Company accelerated the vesting of 50,000 restricted shares held by this officer resulting in stock-based compensation of $50,500 being recognized for the year ended March 31, 2009 and repurchased 100,000 shares of common stock from this officer at a price of $1.00 per share. The officer resigned on December 29, 2008, and as a result the remaining restricted shares were forfeited. The Company recorded a $126,650 deferred tax benefit from the forfeiture as an increase to stockholder’s equity.
Other Stock-Based Compensation
On October 13, 2009, the Board awarded stock bonuses to the Company’s Chief Executive Officer and Chief Financial Officer in the amount of 20,000 and 10,000 shares of the Company’s common stock. The shares were valued at $3.25 per share which was the closing price of the Company’s common stock on the grant date. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Company’s Equity Incentive Plan.
6.	Operating Leases
The Company has long-term operating leases for its campus facilities. All leases provide for additional rent based on shared operating expenses. Approximate future minimum rent commitments, including future rents for the Company’s Salt Lake City, Utah facility that commenced on April 1, 2010, are as follows:

Year Ending March 31,	Amount

2011	$1,696,000
2012	1,846,000
2013	1,995,000
2014	2,017,000
2015	2,040,000
Thereafter	8,792,000

$18,386,000

Total rent expense for facilities and equipment was approximately $1,576,000 and $1,419,000 for the years ended March 31, 2010 and 2009.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7.	Related Party Transactions
Part of the revenue reported by Broadview University was paid by students from funds received from Myhre Investments, LLC, an entity owned by Terry Myhre, the Company’s Chairman (Mr. Myhre). Myhre Investments, LLC had $1,532,757 and $937,201 in loans outstanding to Broadview University students at March 31, 2010 and 2009.
Broadview University utilizes executive, administrative, accounting and consulting services provided by Globe University and the Minnesota School of Business (GU/MSB), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the SLA) between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief financial and chief operating officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The term of the SLA was for one year from the effective date (July 1, 2008), and shall automatically renew for one year periods, but may be terminated by either party with 30 days notice.
Under the SLA, the Company’s paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. Prior to the SLA’s effective date, the Company paid GU/MSB $25,000 per month for these services. The Company’s expenses for services under the SLA were $675,000 and $525,000 for the years ended March 31, 2010 and 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement the Company leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $390,000 for each of the years ended March 31, 2010 and 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of 10 years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $577,200 and $384,800 for the years ended March 31, 2010 and 2009.
Broadview University participates in employee benefit plans that are administered by the same service providers as GU/MSB. Claim and benefit payments for Broadview University’s employees under these plans are made by MSB to the service providers and Broadview University reimburses MSB for payments made on the Company’s behalf. Prior to January 2009, the Company paid for such items directly to the service providers. Total payments made to MSB for these items were $408,618 and $24,353 during the years ended March 31, 2010 and 2009.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7.	Related Party Transactions — (continued)
Broadview University also reimburses MSB for other miscellaneous expenditures made by GU/MSB on Broadview’s behalf that are outside the scope of the Service Level Agreement disclosed above. Total payments for these items were $48,340 during the year ended March 31, 2010.
The Company had accounts payable to MSB of $109,417 and $12,415 at March 31, 2010 and 2009. The Company had accounts payable to GU of $9,100 at March 31, 2010.
8.	Employee Benefit Plans
401(k) Savings Plan
The Company participates in a 401(k) employee benefit plan covering eligible employees. The Company contributes to the plan an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation. The Company contributed approximately $33,000 and $23,000 to the plan for the years ended March 31, 2010 and 2009.
Self-Insured Health Plan
As disclosed in Note 7, the Company participates in a self-insured health plan covering eligible employees. The plan features insured individual and aggregate annual loss limitations. Expense recognized for claims and administration were approximately $476,000 and $252,000 for the years ended March 31, 2010 and 2009.
9.	Supplementary Disclosures of Cash Flow Information

	Years Ended March 31,
	2010	2009

Cash paid for income taxes	$80,000	$47,634
Noncash investing and financing activities:
Property and equipment purchases included in accounts payable	$20,849	$28,596

BROADVIEW INSTITUTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10.	Quarterly Financial Summary (Unaudited)
Summarized unaudited quarterly financial data for 2010 and 2009 are as follows:

QUARTERLY OPERATING RESULTS	Quarter Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2010:
Revenues	$3,974,822	$4,540,850	$5,185,421	$5,339,994
Operating income	552,988	485,849	1,048,125	1,178,147
Net income	356,240	287,080	672,561	719,2744
Income per common share:
Basic	$0.04	$0.03	$0.08	$0.09
Diluted	$0.04	$0.03	$0.07	$0.08

Year ended March 31, 2009:
Revenues	$2,829,258	$2,683,278	$3,340,080	$3,570,879
Operating income (loss)	155,096	(81,990)	69,239	274,559
Net income (loss)	130,563	(38,954)	35,132	171,574
Income (loss) per common share:
Basic	$0.02	$(0.01)	$0.00	$0.02
Diluted	$0.01	$(0.01)	$0.00	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
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
The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures were effective as of March 31, 2010.
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
The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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
Changes in Internal Controls Over Financial Reporting
The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, and has concluded that there were no changes during such quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names and principal occupations of the Registrant’s board of directors are as follows:

Name of
Director	Director Since	Principal Occupation
Terry L. Myhre (Chairman)	2003	President, CEO and owner of Minnesota School of Business; President, CEO and owner of Globe University.
Robert A. Kramarczuk	2004	Director of the Master of Arts in Management and MBA programs of Hamline University in St. Paul, Minnesota
Norman H. Winer	2007	Chief Executive Officer of National Benefits Group, Inc.
James S. Redpath	2008	Officer and Director of the commercial business unit at HLB Tautges Redpath, Ltd., certified public accountants.
Roger Kuhl	2009	Director of Marketing at Minnesota School of Business and Globe University.
The names, ages and present positions of the executive officers of the Registrant are as follows:

Name of		Present Position(s) with
Executive Officer	Age	Registrant	Business Experience
Jeffrey D. Myhre	36	Chief Executive Officer (CEO)	COO of the Registrant since February 2008; Divisional COO of Globe University and Minnesota School of Business (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.
Kenneth J. McCarthy	36	Chief Financial Officer (CFO)	CFO of Registrant since February 2008; CFO of GU/MSB from March 2003 to present; CPA, assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.
Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.
The following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;” information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” information relating to the audit committee’s membership to the section labeled “Committees of the Board;” information relating to audit committee financial expertise to the section labeled “Audit Committee Independence and Financial Expert Status;” and information relating to Code of Ethics to the section “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.
The following table provides information as of March 31, 2010 about the Registrant’s equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	820,000
Equity compensation plans not approved by security holders	None	None	None

Total	None	None	820,000

(1)
On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Pursuant to the 2006 Plan, 820,000 shares of the Company’s common stock were available for issuance as of March 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections labeled “Independence” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2010 Annual Report to Shareholders.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following information required under this item is filed as part of this report:
(a)(1) Financial Statements
All required financial statements of the Registrant are set forth under Item 8 of this report on Form 10-K.
(a)(2) Financial Statement Schedule
Schedules have not been included either because they are not applicable or because the information is included elsewhere in this Annual Report.
(a)(3) Exhibits.
See “Exhibit Index” on page following signatures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVIEW INSTITUTE, INC. (the “Registrant”)
By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

Date: June 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Myhre Jeffrey D. Myhre	Chief Executive Officer (principal executive officer)	June 29, 2010

/s/ Kenneth J. McCarthy Kenneth J. McCarthy	Chief Financial Officer (principal financial officer and principal accounting officer)	June 29, 2010

/s/ Terry L. Myhre Terry L. Myhre	Director	June 29, 2010

/s/ James S. Redpath James S. Redpath	Director	June 29, 2010

/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 29, 2010

/s/ Norman H. Winer Norman H. Winer	Director	June 29, 2010

/s/ Roger C. Kuhl Roger C. Kuhl	Director	June 29, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

BROADVIEW INSTITUTE, INC.
(Commission File Number: 0-8505)

EXHIBIT INDEX
For
Form 10-K for 2010 fiscal year

Exhibit
2.1
Stock Exchange Agreement between the Registrant and C Square Educational Enterprises dated July 1, 2005 — incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005*

3.1
Registrant’s Restated Articles of Incorporation as adopted by the Board September 15, 2006 — incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

3.2	Registrant’s Restated Bylaws, as amended to date-incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*

10.1	Common Stock Purchase Warrant dated March 25, 2003, granted by the Registrant to Terry Myhre-incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Terry L. Myhre on May 9, 2003*

10.2
Common Stock Purchase Warrants dated March 30, 2005, as issued by the Registrant to Terry L. Myhre-incorporated by reference to Exhibit 99.6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.3
Investment Representation Letter and Subscription Agreement dated March 30,2005, by and between the Registrant and Terry L. Myhre-incorporated by reference to Exhibit 99.5 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.4
Lease Agreement dated October 1, 2002, and amended June 1, 2004, and July 1, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.5
Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah — incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

Exhibit
10.6
Lease Agreement dated January 1, 2007, by and between C-Square Educational Enterprises, Inc. and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah — incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.7
Lease Guaranty dated January 1, 2007, by and between the Registrant and Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah — incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.8
Promissory Note dated March 27, 2007, between the Registrant and American Bank of St. Paul — incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

10.9
Commercial Guaranty dated March 27, 2007 between the Registrant, American Bank of St. Paul and Terry L. Myhre — incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

10.10	Business Loan Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul — incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on
Form 10-KSB for the fiscal year ended March 31, 2007*

10.11
Commercial Security Agreement dated March 27, 2007, between the Registrant and American Bank of St. Paul — incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

10.12	2006 Equity Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 14, 2006*#

10.13
Service Level Agreement dated June 27, 2008 between Registrant and Globe University, Inc. and Minnesota School of Business, Inc. incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended March 31, 2008*

10.14
Lease Agreement dated August 12, 2008, by and between C-Square Educational Enterprises, Inc. and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah; guaranteed by the Registrant — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2008*

10.15
Separation Agreement and Release with an effective date of December 29, 2008 by and between the Registrant and Laurence S. Zipkin — incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 2008*

10.16
Restricted Stock Agreement under the Broadview Institute, Inc. 2006 Equity Incentive Plan dated October 13, 2009, by and between the Registrant and individual members of the Registrant’s Board of Directors — incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*#

Exhibit
10.17
Lease Agreement dated November 5, 2009, by and between C-Square Educational Enterprises, Inc. and Boyer South Salt Lake Associates, Ltd. covering property at 240 East Morris Avenue, Salt Lake City, Utah; guaranteed by the Registrant — incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

10.18
First Amendment to Service Level Agreement dated November 12, 2009, by and between the Registrant and Globe University, Inc. and Minnesota School of Business, Inc. incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

14	Registrant’s Code of Ethics — incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed June 29, 2009*

21	Subsidiary of the Registrant

Name	State of Incorporation
C-Square Educational Enterprises	Utah

23.1	Consent of Lurie Besikof Lapidus & Company, LLP**

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Act**

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Act**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.