Form 10-Q
period 2010-06-30
BROADVIEW INSTITUTE INC
filed 2010-08-09
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of July 15, 2010 was 8,248,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY
INDEX
FORM 10-Q
JUNE 30, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,518,560	$5,591,079
Student receivables	178,932	156,360
Inventory	215,359	424,802
Deferred income taxes	8,000	276,000
Other	118,602	143,126

TOTAL CURRENT ASSETS	7,039,453	6,591,367

PROPERTY AND EQUIPMENT, NET	1,825,221	1,424,481

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	101,000	49,000
Goodwill	622,016	622,016

	$9,777,366	$8,876,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$825,016	$609,696
Accrued expenses	304,866	261,753
Income taxes payable	111,821	155,669

TOTAL CURRENT LIABILITIES	1,241,703	1,027,118

DEFERRED RENT	419,075	282,565

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,248,252 and 8,218,252 shares issued and outstanding at June 30, 2010 and March 31, 2010	82,482	82,182
Additional paid-in capital	4,366,904	4,264,204
Retained earnings	3,662,202	3,215,471

TOTAL STOCKHOLDERS’ EQUITY	8,116,588	7,566,857

	$9,777,366	$8,876,540

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2010	2009

REVENUES	$5,440,260	$3,974,822

OPERATING EXPENSES
Educational services and facilities	3,539,126	2,606,661
Selling, general and administrative	1,190,953	815,173

TOTAL OPERATING EXPENSES	4,730,079	3,421,834

OPERATING INCOME	710,181	552,988

OTHER INCOME
Interest income	8,702	5,541

INCOME BEFORE INCOME TAXES	718,883	558,529

INCOME TAX EXPENSE	272,152	202,289

NET INCOME	$446,731	$356,240

EARNINGS PER SHARE:

Basic	$.05	$.04

Diluted	$.05	$.04
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$446,731	$356,240

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,750	74,000
Deferred income taxes	216,000	169,000
Deferred rent	136,510	12,738
Stock-based compensation	103,000	—
Changes in operating assets and liabilities:
Student receivables	(22,572)	3,235
Inventory	209,443	57,163
Other	24,524	8,593
Accounts payable and accrued expenses	258,433	(104,479)
Income taxes payable	(43,848)	33,289

Net cash provided by operating activities	1,421,971	609,779

INVESTING ACTIVITIES:
Purchases of property and equipment	(494,490)	(38,083)

INCREASE IN CASH AND CASH EQUIVALENTS	927,481	571,696

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,591,079	2,344,573

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,518,560	$2,916,269

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$100,000	$—

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University) (the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in a variety of career-focused fields of study, and a Master of Science degree in management.
Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of West Jordan, Layton and Orem, and recently received ACICS approval to open a new branch campus in Salt Lake City, Utah (scheduled for October 2010). The Salt Lake City campus will offer many of the same programs already in place at the existing campuses, as well as several new programs currently awaiting ACICS approval, including arts and entertainment related programs.
The Company has rebranded the University for the purpose of future expansion both in campus locations as well as program and degree offerings. Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion outside of Utah and is in line with management’s intent to market all current and future locations and programs under a single brand name.
2. Presentation of Financial Information
The Company manages its business on the basis of one reporting segment. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures made herein are adequate to make the information presented not be misleading.
In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2010, the consolidated results of operations for the three months ended June 30, 2010 and 2009, and the consolidated cash flows for the three months ended June 30, 2010 and 2009. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2010 and Annual Report to Security Holders filed with the SEC.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
2. Presentation of Financial Information — (continued)
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
3. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which amends guidance regarding consolidation of variable interest entities (“VIE’s”) to address the elimination of the concept of a qualifying special purpose entity. This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the entity. Additionally, the standard requires any enterprise that holds a variable interest in a VIE to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The Company adopted the guidance on April 1, 2010; adoption has not impacted our consolidated financial condition or results of operations.
In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of the deliverable. The amendments eliminated the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.
In July 2010, the FASB issued a new accounting standard which, among other features, amends guidance on disclosures related to accounts receivable and related credit reserves. The standard will require companies to increase disclosures about the credit quality of certain receivables, including financing and trade receivables, loans, loan syndications, factoring arrangements, and standby letters of credit, and the credit reserves held against them. The standard becomes effective for interim or annual reporting periods ending after December 15, 2010. Management is evaluating the potential impact of this standard on the disclosure of the Company’s consolidated financial position or results of operations.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
4. Earnings Per Share
Basic earnings per share (“EPS”) is calculated for common shares by dividing net income available to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted EPS, in addition to the weighted average number of common shares outstanding determined for basic EPS, reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants, preferred stock and unvested restricted stock awards.
The basic income available to common stockholders was computed as follows:

	Three Months Ended June 30,
	2010	2009
Net income	$446,731	$356,240
Less cumulative dividends	(7,500)	(7,500)

Net income available to common stockholders	$439,231	$348,740

The outstanding shares used for the diluted EPS were computed as follows:

	June 30,
	2010	2009
Weighted average shares outstanding — basic	8,192,867	8,108,252
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	348,434	—
Restricted stock not vested	30,000	—
Preferred stock	500,000	500,000

Weighted average shares outstanding — diluted	9,071,301	8,608,252

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
5. Stockholders’ Equity — (continued)
Series B Preferred Stock
The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. The Company previously issued 500,000 shares to Mr. Terry Myhre, our Chairman and the Company’s single largest shareholder (“Mr. Myhre”) for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. At June 30, 2010, cumulative preferred stock dividends in arrears were $37,500. Each Series B preferred share is convertible into one share of common stock at any time.
Warrants
Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. At June 30, 2010 and 2009, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants. The warrants expire in March 2015.
Stock Options
There were no stock options granted, exercised or expired during the three months ended June 30, 2010 and 2009, and no options were outstanding as of June 30, 2010 or 2009.
Equity Incentive Plan
The Company has an Equity Incentive Plan (the “Plan”) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 820,000 shares were available for issuance at June 30, 2010.
Restricted Stock Awards
On October 13, 2009, the Company’s Board of Directors (the “Board”) revised its compensation arrangement for the Board’s directors for the 2010 and 2011 fiscal years. Under the revised arrangement applicable for those two fiscal years, the Board (i) eliminated cash fees that, under the prior compensation arrangement, would be paid to directors for serving as a director or would be paid to directors for attending Board meetings and (ii) granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of Company common stock under the Plan. These shares were valued at $3.25 per share, which was the closing price of the Company’s common stock on the grant date. Four thousand shares of each restricted stock award were vested at the time of grant, reflecting payment for the directors’ services during the first two fiscal quarters of the 2010 fiscal year, and each award continues to vest at a rate of 2,000 shares per quarter through the Company’s quarter ending March 31, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
5. Stockholders’ Equity — (continued)
Stock compensation expense for directors recorded for the three months ended June 30, 2010 was $32,500. There was no stock compensation expense recorded for the three months ended June 30, 2009. Future expense related to these awards is expected to be $97,500 for the year ended March 31, 2011.
If any director receiving a restricted stock award ceases to serve as a director for any reason during the award’s vesting period, such director’s restricted stock award shall cease vesting, and all unvested shares pursuant to such award shall be forfeited to the Company without payment of any consideration therefore to the director.
The Board has not set director compensation for any period beyond its 2011 fiscal year but anticipates that director compensation for future periods (whether in the form of cash, stock, a combination of the two or otherwise) will be established by the Board on or about the end of the Company’s 2011 fiscal year as the restricted stock awards granted on October 13, 2009 fully vest.
Other Stock-Based Compensation
On June 16, 2010, the Board awarded stock bonuses to the Company’s Chief Executive Officer and Chief Financial Officer in the amount of 20,000 and 10,000 shares of the Company’s common stock. The shares were valued at $2.35 per share which was the closing price of the Company’s common stock on the grant date. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Company’s Equity Incentive Plan. Stock compensation expense for officers recorded for the three months ended June 30, 2010 was $70,500. There was no expense recorded for the three months ended June 30, 2009.
6. Income Taxes
The Company recognized income tax expense of $272,152 and $202,289 for the three months ended June 30, 2010 and 2009. During the three months ended June 30, 2010, the Company utilized its remaining federal net operating loss carryforward.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2010 or March 31, 2010.
7. Related Party Transactions
Part of the revenue reported by the Company was paid by students of Broadview University from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,735,942 and $1,532,757 in loans outstanding to Broadview University students at June 30, 2010 and March 31, 2010.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
7. Related Party Transactions — (continued)
The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB” and collectively “GU/MSB”), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The term of the SLA is for one year and it shall automatically renew each July 1st for one-year periods. The SLA may be terminated by either party with 30 days notice.
Under the SLA, the Company paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $225,000 and $150,000 for the three months ended June 30, 2010 and 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 for the three months ended June 30, 2010 and 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $144,300 for the three months ended June 30, 2010 and 2009.
Broadview University participates in certain employee benefit plans that are administered by the same service providers as GU/MSB. Claim and benefit payments for Broadview University’s employees under these plans are made by MSB to the service providers, and Broadview University reimburses MSB for payments made on Broadview University’s behalf. The Company made no payments to MSB for such items during the three months ended June 30, 2010. We paid $66,999 to MSB for such items during the three months ended June 30, 2009.
Broadview University also reimburses GU and MSB for other miscellaneous expenditures made by GU or MSB on Broadview’s behalf that are outside the scope of the SLA. There were no payments for these items during the three months ended June 30, 2010 and 2009.
The Company had accounts payable to MSB of $243,773 and $109,417 at June 30, 2010 and March 31, 2010. The Company had accounts payable to GU of $10,919 and $9,100 at June 30, 2010 and March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notice Regarding Forward Looking Statements
Certain statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q that are not statements of historical or current facts should be considered forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). . Forward-looking statements provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expression. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties.
In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in, or implied by, such statements. The assumptions, risks and uncertainties include the growth pace of student enrollments, our continued compliance with regulatory requirements, maintaining our accreditation status, availability of funding programs for Broadview University students, our ability to successfully open new campuses, our ability to update and expand academic program offerings, our ability to hire and retain key personnel, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in our annual report on Form 10-K and other Company filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.
Description of Business
Overview:
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University) (the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in a variety of career-focused fields of study, and a Master of Science degree in management.
Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of West Jordan, Layton and Orem, and recently received ACICS approval to open a new branch campus in Salt Lake City, Utah (scheduled for October 2010). The Salt Lake City campus will offer many of the same programs already in place at the existing campuses, as well as several new programs currently awaiting ACICS approval, including arts and entertainment related programs.
The Company has rebranded the University for the purpose of future expansion both in campus locations as well as program and degree offerings. Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion outside of Utah and is in line with management’s intent to market all current and future locations and programs under a single brand name.

Key Financial Metrics
Revenues
Approximately 95% of our revenues recognized during the three months ended June 30, 2010 were from tuition collected from Broadview University’s students. Factors affecting our revenues include: (i) the number of enrolled students; (ii) the cost per academic credit charged to our students; (iii) the average credits taken by our students each quarter; and (iv) the mix and number of programs and degrees we offer.
We are scheduled to begin operations of a new branch campus in Salt Lake City, Utah in October 2010. We also anticipate opening a branch campus outside the State of Utah for the first time during calendar year 2011.
As of June 30, 2010, Broadview University charged $385 per credit hour for all of our programs with the exception of our nursing program, for which $540 was charged per credit. Effective July 1, 2010, these tuition rates were increased to $410 (a 6.5% increase) and $565 a 4.6% increase). Prior to this, our last tuition rate increase occurred in July 2009
Through improved course scheduling and academic counseling, we have increased the overall average credits taken by our students each academic term. Broadview University has also recently either received or applied for accrediting body approval for expansion of our program and degree offerings, delivered both via our residential campuses and our online educational offerings. This includes offering our first masters-level degree in management.
Due to the nature of our principal revenue-generating activities, management does not believe the current downturn in the United States economy presents a significant risk to the Company’s ability to grow revenues. Rather, the post-secondary education industry has historically fared well during times of economic distress. Such scenarios often lead to unemployed or underemployed individuals seeking educational resources, such as those offered by Broadview University, to improve their job skills and employability. Management expects to have increasing enrollments over the course of the next fiscal year.
Operating Expenses
Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, textbook purchases and facility rent and maintenance.
Our selling, general and administrative expenses include marketing and advertising expenditures, as well as general administrative expenses. The Company utilizes executive, administrative, accounting and consulting services provided by Globe University/Minnesota School of Business (GU/MSB), a related party, as described in the notes to the consolidated financial statements included in this report on Form 10-Q. Pursuant to a Service Level Agreement (the SLA) between the Company and GU/MSB, some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.
Under the SLA, the Company’s paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $225,000 and $150,000 for the three months ended June 30, 2010 and 2009.

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
The Company’s critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2010 and Annual Report to Security Holders filed with the SEC.
Results of Continuing Operations
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.
The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended
	June 30,
	2010	2009
Revenues	100.0%	100.0%
Operating Expenses:
Educational services and facilities	65.0	65.6
Selling, general and administrative	21.9	20.5

Total Operating Expenses	86.9	86.1

Operating Income	13.1	13.9
Other Income	0.1	0.2

Income Before Income Taxes	13.2	14.1
Income Tax Expense	5.0	5.1

Net Income	8.2%	9.0%

Three Months Ended June 30, 2010 (2010) Compared with Three Months Ended June 30, 2009 (2009)
Revenues
Revenues increased 36.9% to $5,440,260 in 2010 from $3,974,822 in 2009. The $1,465,438 increase was primarily attributable to increased enrollments as well as a 6.9% cost per credit increase for certain academic credits effective July 2009. Enrollments increased 34.8% from our quarter ended June 30, 2009 to our quarter ended June 30, 2010.
Educational services and facilities operating expenses
Expenses related to the Company’s educational services and facilities increased 35.8% to $3,539,126 in 2010 from $2,606,661 in 2009. The $932,465 increase was primarily due to direct costs necessary to support the increase in student enrollments including faculty compensation, facility operating costs and student materials. Payroll-related expenses increased 33.1%, or $469,333, in 2010 compared to 2009. Facility costs, including rent expense, increased 35.9%, or $198,379 in 2010 compared to 2009. Student materials, including textbook expense, increased 9.9%, or $29,523 in 2010 compared to 2009.
Payroll-related expenses, facility costs and student materials all decreased as a percentage of revenues, to 34.7%, 13.8% and 6.0% in 2010 from 35.7%, 13.9% and 7.4% for 2009. Management anticipates that these expenses will decrease as a percentage of revenues as our existing branch campuses continue to raise their enrollment levels. However, we anticipate that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment figures.
Selling, general and administrative expenses
Expenses related to selling and general administrative activities increased 46.1% to $1,190,953 in 2010 from $815,173 in 2009. The $375,780 increase was due in part to stock compensation expense of $103,000 in 2010, compared to no such expense in 2009. Marketing expenses increased 17.7%, or $90,208 in 2010 compared to 2009. Our management fee paid to a related party under the SLA increased 50.0%, or $75,000, to $225,000 in 2010 from $150,000 in 2009.
Stock compensation expense, marketing expenses and management fees as a percentage of revenues were 1.9%, 11.0% and 4.1% for 2010, compared to 0.0%, 12.8% and 3.8% for 2009.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. Operating income increased 28.4% to $710,181 for 2010 from $552,988 for 2009. The increase of $157,193 was primarily the result of the aforementioned factors.
Other income
Other income consists of interest earned on the Company’s cash maintained in a bank savings account. Interest income increased 57.0%, or $3,161, in 2010 compared to 2009, primarily due to higher cash balances offset by lower interest rates.

Income taxes
The Company recognized income tax expense of $272,152 in 2010 compared to $202,289 in 2009. The increase of $69,863, or 34.5%, was primarily due to the increase in income before taxes attributable to the aforementioned factors. Our effective tax rate increased to 37.9% in 2010 from 36.2% in 2009, primarily due to temporary differences between book and tax recognition of certain expenses.
Liquidity and Capital Resources
The Company financed its operating activities and capital expenditures during the three months ended June 30, 2010 primarily through cash provided by operating activities. Cash and cash equivalents were $6,518,560 at June 30, 2010 compared to $5,591,079 at March 31, 2010. Most of the Company’s excess cash is held in an interest-bearing bank savings account. The Company had no debt at June 30, 2010 or March 31, 2010.
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
A portion of the Company’s revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of June 30, 2010, Myhre Investments, LLC had $1,735,942 in loans outstanding to Broadview University students.
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

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures were effective as of this date.
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
There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2010

Broadview Institute, Inc. (Registrant)
By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer