Form 10-Q
period 2010-09-30
BROADVIEW INSTITUTE INC
filed 2010-11-12
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of October 15, 2010 was 8,248,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY
INDEX
FORM 10-Q
SEPTEMBER 30, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,753,060	$5,591,079
Student receivables	104,465	156,360
Inventory	—	424,802
Deferred income taxes	3,000	276,000
Other	339,473	143,126

TOTAL CURRENT ASSETS	6,199,998	6,591,367

PROPERTY AND EQUIPMENT, NET	2,287,852	1,424,481

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	148,000	49,000
Goodwill	622,016	622,016

	$9,447,542	$8,876,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$513,149	$609,696
Accrued expenses	274,870	261,753
Income taxes payable	93,663	155,669

TOTAL CURRENT LIABILITIES	881,682	1,027,118

DEFERRED RENT	555,585	282,565

STOCKHOLDERS’ EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,248,252 shares and 8,218,252 shares issued and outstanding at September 30, 2010 and March 31, 2010	82,482	82,182
Additional paid-in capital	4,399,404	4,264,204
Retained earnings	3,523,389	3,215,471

TOTAL STOCKHOLDERS’ EQUITY	8,010,275	7,566,857

	$9,447,542	$8,876,540

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$4,876,295	$4,540,850	$10,316,555	$8,515,672

OPERATING EXPENSES
Educational services and facilities	3,524,230	2,953,565	7,063,356	5,560,226
Selling, general and administrative	1,528,170	1,101,436	2,719,123	1,916,609

TOTAL OPERATING EXPENSES	5,052,400	4,055,001	9,782,479	7,476,835

OPERATING INCOME (LOSS)	(176,105)	485,849	534,076	1,038,837

OTHER INCOME	7,134	5,558	15,836	11,099

INCOME (LOSS) BEFORE INCOME TAXES	(168,971)	491,407	549,912	1,049,936

INCOME TAX EXPENSE (BENEFIT)	(60,158)	204,327	211,994	406,616

NET INCOME (LOSS)	$(108,813)	$287,080	$337,918	$643,320

EARNINGS (LOSS) PER SHARE:

Basic	$(0.01)	$.03	$.04	$.08

Diluted	$(0.01)	$.03	$.04	$.07
See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$337,918	$643,320

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,749	155,000
Deferred income taxes	174,000	336,000
Deferred rent	273,020	25,475
Stock-based compensation	135,500	—
Changes in operating assets and liabilities:
Student receivables	51,895	11,613
Inventory	215,293	(56,480)
Other	13,162	11,163
Accounts payable and accrued expenses	(83,430)	309,779
Income taxes payable	(62,006)	40,616

Net cash provided by operating activities	1,246,101	1,476,486

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,054,120)	(231,449)

FINANCING ACTIVITIES:
Preferred dividends paid	(30,000)	—

INCREASE IN CASH AND CASH EQUIVALENTS	161,981	1,245,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,591,079	2,344,573

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,753,060	$3,589,610

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$100,000	$30,000

Non-cash activities:
Other current assets for inventory returns	$209,509	$—

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University) (“Broadview University”, or the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in multiple fields of study, and a Master of Science degree in management.
Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of West Jordan, Layton and Orem, and opened a new branch campus in Salt Lake City in October 2010. We also anticipate opening a branch campus in Boise, Idaho in January 2011.
The Company has rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings. Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion outside of Utah and is in line with management’s intent to market all current and future locations and programs under a single brand name.
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
The Company manages its business on the basis of one reporting segment. The consolidated financial statements include the accounts of the Company and its subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2010, the consolidated results of operations for the three and six months ended September 30, 2010 and 2009, and the consolidated cash flows for the six months ended September 30, 2010 and 2009. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.
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
4. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) is calculated for common shares by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted EPS, in addition to the weighted average number of common shares outstanding determined for basic EPS, reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants, preferred stock and unvested restricted stock awards.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
4. Earnings (Loss) Per Share — (continued)
The basic income (loss) available to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(108,813)	$287,080	$337,918	$643,320
Cumulative dividends	(7,500)	(7,500)	(15,000)	(15,000)

Net income (loss) available to common stockholders	$(116,313)	$279,580	$322,918	$628,320

The outstanding shares used for the diluted EPS were computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average shares outstanding — Basic	8,228,252	8,108,252	8,230,655	8,108,252
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	—	280,390	335,700	196,582
Restricted stock not vested	—	—	20,000	—
Preferred stock	—	500,000	500,000	500,000

Weighted average shares — diluted	8,228,252	8,888,642	9,086,355	8,804,834

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
Series B Preferred Stock
The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. The Company previously issued 500,000 shares to Mr. Terry Myhre, our Chairman and the Company’s largest shareholder (“Mr. Myhre”) for $625,000. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. At September 30, 2010, cumulative preferred stock dividends in arrears were $15,000. Each Series B preferred share is convertible into one share of common stock at any time.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
5. Stockholders’ Equity — (continued)
Warrants
Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. At September 30, 2010 and 2009, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants. The warrants expire in March 2015.
Stock Options
There were no stock options granted, exercised or expired during the three or six months ended September 30, 2010 and 2009, and no options were outstanding as of September 30, 2010 or 2009.
Equity Incentive Plan
The Company has an Equity Incentive Plan (the “Plan”) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 820,000 and 900,000 shares were available for issuance at September 30, 2010 and 2009.
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
Stock compensation expense for directors recorded for the three and six months ended September 30, 2010 was $32,500 and $65,000. The Company recognized $65,000 of such expense for the three months ended September 30, 2009. No such expense was recognized during the first quarter of the prior year. At September 30, 2010, future expense related to these awards is expected to be $65,000 for the year ended March 31, 2011.
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
Other Stock-Based Compensation
On June 16, 2010, the Board awarded stock bonuses to the Company’s Chief Executive Officer and Chief Financial Officer in the amount of 20,000 and 10,000 shares of the Company’s common stock. The shares were valued at $2.35 per share which was the closing price of the Company’s common stock on the grant date. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Company’s Equity Incentive Plan. Stock compensation expense for officers recorded for the three and six months ended September 30, 2010 was $70,500.
These officers were previously awarded stock bonuses under similar terms in the amount of 20,000 and 10,000 shares of the Company’s common stock on October 13, 2009. The shares were valued at $3.25 per share which was the closing price of the Company’s common stock on the grant date. The Company recognized stock compensation expense of $97,500 for the three months ended September 30, 2009. No such expense was recognized during the first quarter of the prior year.
6. Income Taxes
The Company recognized income tax benefit of $60,158 and expense of $211,994 for the three and six months ended September 30, 2010, compared to expense of $204,327 and $406,616 for the three and six months ended September 30, 2009. The Company utilized its remaining federal net operating loss carryforward during the first quarter of this current fiscal year.
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at September 30, 2010 or March 31, 2010.
7. Related Party Transactions
Part of the revenue reported by the Company was paid by students of Broadview University from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,692,524 and $1,532,757 in loans outstanding to Broadview University students at September 30, 2010 and March 31, 2010.

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
Under the SLA, the Company paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $225,000 and $450,000 for the three and six months ended September 30, 2010, and $150,000 and $300,000 for the three and six months ended September 30, 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the Company leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 and $195,000 for the three and six months ended September 30, 2010 and 2009.
Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the Company leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $144,300 and $288,600 for the three and six months ended September 30, 2010 and 2009.

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
Description of Business
Overview:
Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc. (d/b/a Broadview University) (“Broadview University”, or the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in multiple fields of study, and a Master of Science degree in management.
Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of West Jordan, Layton and Orem, and opened a new branch campus in Salt Lake City in October 2010. We also anticipate opening a branch campus in Boise, Idaho in January 2011.
The Company has rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings. Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the State of Utah from Utah Career College to Broadview University. The Company selected the Broadview University name in anticipation of expansion outside of Utah and is in line with management’s intent to market all current and future locations and programs under a single brand name.

Key Financial Metrics
Revenues
Approximately 97% of our revenues recognized during the three and six months ended September 30, 2010 were from tuition collected from Broadview University’s students. Factors affecting our revenues include: (i) the number of enrolled students; (ii) the cost per academic credit charged to our students; (iii) the average credits taken by our students each quarter; and (iv) the mix and number of programs and degrees we offer.
We began operations of a new branch campus in Salt Lake City, Utah in October 2010. We also anticipate opening a branch campus in Boise, Idaho in January 2011.
Effective July 1, 2010, we increased Broadview University’s tuition rates to $410 per credit hour for all of our programs with the exception of our nursing program, for which $565 was charged per credit. These tuition rate increases were 6.5% and 4.6%, respectively. Prior to this, our last tuition rate increase occurred in July 2009.
Broadview University has recently received accrediting body approval for expansion of our program and degree offerings, delivered both via our residential campuses and our online educational offerings. This includes offering our first masters-level degree in management.
Operating Expenses
Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.
Our selling, general and administrative expenses include marketing and advertising expenditures, as well as general administrative expenses. The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB” and collectively “GU/MSB”), related parties, as described in the notes to the consolidated financial statements included in this report on Form 10-Q. Pursuant to a Service Level Agreement (the SLA) between the Company and GU/MSB, some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.
Under the SLA, the Company’s paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009. Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $225,000 and $450,000 for the three and six months ended September 30, 2010, and $150,000 and $300,000 for the three and six months ended September 30, 2009.

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
The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Educational services and facilities	72.3	65.0	68.5	65.3
Selling, general and administrative	31.3	24.3	26.4	22.5

Total Operating Expenses	103.6	89.3	94.9	87.8

Operating Income (Loss)	(3.6)	10.7	5.1	12.2

Other Income	0.2	0.1	0.2	0.1

Income (Loss) Before Income Taxes	(3.4)	10.8	5.3	12.3

Income Tax Expense (Benefit)	(1.2)	4.5	2.0	4.8

Net Income (Loss)	(2.2)%	6.3%	3.3%	7.6%

Three Months Ended September 30, 2010 (2010) Compared with Three Months Ended September 30, 2009 (2009)
Revenues
Revenues increased $335,445, or 7.4%, to $4,876,295 in 2010 from $4,540,850 in 2009. Tuition revenue increased $624,441, or 14.8%, to $4,839,062 in 2010 from $4,214,621 in 2009. The increase was primarily attributable to increased enrollments as well as a 6.5% cost per credit increase for certain academic credits effective July 2010. Enrollments increased 11.3% from 2009 to 2010.
Effective this current quarter, we outsourced sales of student textbooks to a third-party service provider. In previous quarters, we purchased textbooks directly from book publishers and resold the textbooks to our students. Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall sales. Based on the arrangement, the Company no longer recognized revenue for textbook sales or expense for textbook purchases. Textbook-related revenue decreased $234,268, or 74.4% in 2010 versus 2009, due to the recognition of commission revenue versus direct textbook sales.
Educational services and facilities operating expenses
Expenses related to our educational services and facilities increased 19.3% to $3,524,230 in 2010 from $2,953,565 in 2009. The $570,665 increase is attributable to direct costs necessary to support the increase in student enrollments at our existing branch campuses, including faculty compensation, facility operating costs and student materials, as well as payroll-related costs and rent expense for expansion campuses not yet opened at September 30, 2010.
Overall payroll-related expenses increased 31.2%, or $463,426, in 2010 compared to 2009. This includes $225,892 of wages paid in 2010 for employees hired in advance of opening campuses in Salt Lake City, Utah and Boise, Idaho. The Salt Lake City campus opened October 2010, and the Boise campus is scheduled to open in January 2011. Absent the expansion payroll, overall such expenses increased 16.0% in 2010 compared to 2009.
Facility costs, including rent expense, increased 21.6%, or $123,527 in 2010 compared to 2009. The current year quarter included $133,829 of rent expense for our Salt Lake City campus. Other facility costs decreased primarily due to lower repairs and maintenance at existing campuses.
Payroll-related expenses and facility costs increased as a percentage of revenues to 40.0% and 14.2% in 2010 from 32.8% and 12.6% in 2009. Management anticipates that these expenses will decrease as a percentage of revenues as our branch campuses raise their enrollment levels. However, we anticipate that operating costs for any new campus openings, including the two noted above, will likely exceed new campus revenues for a period of four to six quarters, which historically has been the length of time a new campus takes to achieve break-even or profitable enrollment figures.
Textbook expense decreased $198,283, or 85.0%, in 2010 versus 2009 due to the outsourcing of textbook services to a third-party service provider as noted above.

Selling, general and administrative expenses
Expenses related to selling and general administrative activities increased 38.7% to $1,528,170 in 2010 from $1,101,436 in 2009. The $426,734 increase was primarily due to increased marketing costs related to rebranding under the Broadview University name and more advertising activity in connection with the Salt Lake City and Boise expansions. Marketing expenses increased $226,464, or 35.8%.
The Company classifies various operating costs for expansion campuses as administrative expenses until such campuses commence operations. We recognized $183,435 of such expenses related to the Salt Lake City and Boise campuses during 2010. No such expense was recognized in 2009.
Our management fee paid to a related party increased 50.0%, or $75,000, to $225,000 in 2010 from $150,000 in 2009.
These increases were offset by a decrease in stock compensation expense for our Board of Directors and officers, which decreased $130,000, or 80.0%, from $162,500 in 2009 to $32,500 in 2010.
Marketing expenses, management fees and stock compensation expense as a percentage of revenues were 17.6%, 4.6% and 0.7% for 2010, compared to 13.9%, 3.3% and 2.3% for 2009.
Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. We recognized an operating loss of $176,105 in 2010 compared to operating income of $485,849 in 2009. The decrease of $661,954, or 136.2%, was primarily the result of the aforementioned factors.
Other income
Other income consists of interest earned on the Company’s cash maintained in a bank savings account. Interest income increased 28.4%, or $1,576, in 2010 compared to 2009, primarily due to higher cash balances offset by lower interest rates.
Income taxes
We recognized income tax benefit of $60,158 in 2010 compared to expense of $204,327 in 2009. The decrease of $264,485, or 129.4%, was primarily due to the decrease in income before taxes attributable to the aforementioned factors.
Six Months Ended September 30, 2010 (2010) Compared with Six Months Ended September 30, 2009 (2009)
Revenues
Revenues increased $1,800,883, or 21.1%, to $10,316,555 in 2010 from $8,515,672 in 2009. Tuition revenue increased $2,044,204, or 25.7%, to $9,984,834 in 2010 from $7,940,630 in 2009. The increase was primarily attributable to increased enrollments as well as a 6.5% cost per credit increase for certain academic credits effective July 2010.

Effective this current quarter, we outsourced sales of student textbooks to a third-party service provider. In previous quarters, we purchased textbooks directly from book publishers and resold the textbooks to our students. Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall sales. Based on the arrangement, the Company no longer recognized revenue for textbook sales or expense for textbook purchases. Textbook-related revenue decreased $158,701, or 26.3%, primarily due to the recognition of commission revenue versus direct textbook sales for the three months ended September 30, 2010.
Educational services and facilities operating expenses
Expenses related to our educational services and facilities increased 27.0% to $7,063,356 in 2010 from $5,560,226 in 2009. The $1,503,130 increase is attributable to direct costs necessary to support the increase in student enrollments at our existing branch campuses, including faculty compensation, facility operating costs and student materials, as well as payroll-related costs and rent expense for expansion campuses not yet opened at September 30, 2010.
Overall payroll-related expenses increased 32.1%, or $932,759, in 2010 compared to 2009. This includes $327,600 of wages paid in 2010 for employees hired in advance of opening campuses in Salt Lake City, Utah and Boise, Idaho. The Salt Lake City campus opened October 2010, and the Boise campus is scheduled to open in January 2011. Absent the expansion payroll, overall such expenses increased 20.8% in 2010 compared to 2009.
Facility costs, including rent expense, increased 28.7%, or $321,906 in 2010 compared to 2009. The six months ended September 30, 2010 included $267,658 of rent expense for our Salt Lake City campus.
Payroll-related expenses and facility costs increased as a percentage of revenues to 37.2% and 14.0% in 2010 from 34.1% and 13.2% in 2009. Management anticipates that these expenses will decrease as a percentage of revenues as our branch campuses raise their enrollment levels. However, we anticipate that operating costs for any new campus openings, including the two noted above, will likely exceed new campus revenues for a period of four to six quarters, which historically has been the length of time a new campus takes to achieve break-even or profitable enrollment figures.
Textbook expense decreased $134,228, or 30.0%, in 2010 versus 2009 due to the outsourcing of textbook services to a third-party service provider as noted above.
Selling, general and administrative expenses
Expenses related to selling and general administrative activities increased 50.1% to $2,483,571 in 2010 from $1,655,096 in 2009. The $828,475 increase was primarily due to increased marketing costs related to rebranding under the Broadview University name and more advertising activity in connection with the Salt Lake City and Boise expansion. Marketing expenses increased $316,672, or 27.8%.
The Company classifies various operating costs for expansion campuses as administrative expenses until such campuses commence operations. We recognized $264,936 of such expenses related to the Salt Lake City and Boise campuses during 2010. No such expense was recognized during 2009.
Our management fee paid to a related party, increased 50.0%, or $150,000, to $450,000 in 2010 from $300,000 in 2009.
Marketing expenses and management fees as a percentage of revenues were 14.1% and 4.4% for 2010, compared to 13.4% and 3.5% for 2009.

Operating income
Operating income is the primary measure used by management in assessing the Company’s performance. We recognized operating income of $534,076 in 2010 compared to $1,038,837 in 2009. The decrease of $504,761, or 48.6%, was primarily the result of the aforementioned factors.
Other income
Other income consists of interest earned on the Company’s cash maintained in a bank savings account. Interest income increased 42.7%, or $4,737, in 2010 compared to 2009, primarily due to higher cash balances offset by lower interest rates.
Income taxes
We recognized income tax expense of $211,994 in 2010 compared to $406,616 in 2009. The decrease of $194,622, or 47.9%, was primarily due to the decrease in income before taxes attributable to the aforementioned factors. Our effective tax rate decreased to 38.6% in 2010 from 38.7% in 2009, primarily due to temporary differences between book and tax recognition of certain expenses.
Liquidity and Capital Resources
The Company financed its operating activities and capital expenditures during the six months ended September 30, 2010 primarily through cash provided by operating activities. Cash and cash equivalents were $5,753,060 at September 30, 2010 compared to $5,591,079 at March 31, 2010. Most of the Company’s excess cash is held in an interest-bearing bank savings account. We had no debt at September 30, 2010 or March 31, 2010.
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
A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Students must apply for new loans and grants each award year, which starts July 1. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received beginning in the second week of each academic quarter. These factors, together with the timing of our students beginning their programs, affect our operating cash flow.
A portion of our revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman. As of September 30, 2010, Myhre Investments, LLC had $1,692,524 in loans outstanding to Broadview University students.
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that our disclosure controls and procedures were effective as of this date.
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
Item 1A. Risk Factors
The discussion of the Company’s business and operations set forth in this report and our other SEC filings should be read together with the risk factors contained in Item 1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC, which describe various risks and uncertainties to which the Company is or may become subject, and are updated below. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operation, cash flows, strategies or prospects in a material and adverse manner. Additional risks and uncertainties not presently known to management or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Rulemaking by the U.S. Department of Education could result in regulatory changes that may have a material adverse effect on our business.
The U.S. Department of Education (“USDE”) issued on October 28, 2010, final rules that address program integrity issues for postsecondary education institutions participating in Title IV programs, which will take effect on July 1, 2011. The USDE expects to issue final rules in early 2011 related to the definition of gainful employment, which will take effect on July 1, 2012. We cannot predict the substance of the final rules related to the definition of gainful employment. Under the proposed regulations, programs offered by postsecondary education institutions may not meet the USDE qualifications for compliance with “gainful employment”, and such programs could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, or other consequences.
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

Date: November 12, 2010	Broadview Institute, Inc. (Registrant)
	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer