Form 10-Q
period 2010-12-31
BROADVIEW INSTITUTE INC
filed 2011-02-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of January 15, 2011 was 8,248,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

DECEMBER 31, 2010

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,590,090	$5,591,079
Student receivables	191,737	156,360
Inventory	-	424,802
Deferred income taxes	41,000	276,000
Other	273,000	143,126

TOTAL CURRENT ASSETS	6,095,827	6,591,367

PROPERTY AND EQUIPMENT, NET	2,787,080	1,424,481

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	140,000	49,000
Goodwill	622,016	622,016

	$9,834,599	$8,876,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$746,815	$609,696
Accrued expenses	279,862	261,753
Income taxes payable	122,198	155,669

TOTAL CURRENT LIABILITIES	1,148,875	1,027,118

DEFERRED RENT	563,586	282,565

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized
5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized
100,000,000 shares, 8,248,252 shares and 8,218,252 shares issued and outstanding at December 31, 2010 and March 31, 2010	82,482	82,182
Additional paid-in capital	4,431,904	4,264,204
Retained earnings	3,602,752	3,215,471

TOTAL STOCKHOLDERS' EQUITY	8,122,138	7,566,857

	$9,834,599	$8,876,540

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

REVENUES	$5,406,325	$5,185,421	$15,722,880	$13,701,093

OPERATING EXPENSES
Educational services and facilities	3,789,510	3,068,383	10,852,866	8,628,609
Selling, general and administrative	1,482,754	1,068,913	4,201,877	2,985,522

TOTAL OPERATING EXPENSES	5,272,264	4,137,296	15,054,743	11,614,131

OPERATING INCOME	134,061	1,048,125	668,137	2,086,962

OTHER INCOME	6,338	6,392	22,174	17,491

INCOME BEFORE INCOME TAXES	140,399	1,054,517	690,311	2,104,453

INCOME TAX EXPENSE	61,036	381,956	273,030	788,572

NET INCOME	$79,363	$672,561	$417,281	$1,315,881

EARNINGS PER SHARE:

Basic	$.01	$.08	$.05	$.16

Diluted	$.01	$.07	$.05	$.15

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$417,281	$1,315,881

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	316,250	236,000
Deferred income taxes	144,000	664,000
Deferred rent	281,021	38,212
Stock-based compensation	168,000	195,000
Changes in operating assets and liabilities:
Student receivables	(35,377)	11,661
Inventory	383,719	(120,214)
Other	(88,791)	(105,304)
Accounts payable and accrued expenses	155,228	(24,708)
Income taxes payable	(33,471)	44,228
Net cash provided by operating activities	1,707,860	2,254,756

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,678,849)	(336,885)

FINANCING ACTIVITIES:
Preferred dividends paid	(30,000)	(30,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(989)	1,887,871

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,591,079	2,344,573

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,590,090	$4,232,444

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$163,493	$80,000
Non-cash activities:
Other current assets for inventory returns	$41,083	$-

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.     Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (d/b/a Broadview University) (“Broadview University”, or the “University”).  Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in multiple fields of study, and a Master of Science degree in management.

Broadview University delivers these services through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of West Jordan, Layton, Orem and Salt Lake City (opened October 2010).  We also opened a branch campus in Boise, Idaho in January 2011.

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

The Company manages its business on the basis of one reporting segment.  The consolidated financial statements include the accounts of the Company and its subsidiary, the University.  All inter-company accounts and transactions have been eliminated in the consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2010, the consolidated results of operations for the three and nine months ended December 31, 2010 and 2009, and the consolidated cash flows for the nine months ended December 31, 2010 and 2009.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2010 and Annual Report to Security Holders filed with the SEC.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements – (continued)
(Unaudited)

2.     Presentation of Financial Information – (continued)

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

In July 2010, the FASB issued a new accounting standard which, among other features, amends guidance on disclosures related to accounts receivable and related credit reserves.  The standard requires companies to increase disclosures about the credit quality of certain receivables, including financing and trade receivables, loans, loan syndications, factoring arrangements, and standby letters of credit, and the credit reserves held against them.  The standard was adopted on December 31, 2010 and did not have a material impact on the Company’s disclosures and consolidated financial position or results of operations.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements – (continued)
(Unaudited)

4.     Earnings Per Share – (continued)

The basic income available to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$79,363	$672,561	$417,281	$1,315,881
Cumulative dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net income available to common stockholders	$71,863	$665,061	$394,781	$1,293,381

The outstanding shares used for the diluted EPS were computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Weighted-average shares outstanding – Basic	8,248,252	8,159,774	8,229,888	8,125,488
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	54,523	390,825	258,600	300,110
Restricted stock not vested	10,000	42,935	10,000	14,364
Preferred stock	-	500,000	500,000	500,000
Weighted average shares – diluted	8,312,775	9,093,533	8,998,488	8,939,962

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Terry Myhre, our Chairman and the Company’s largest shareholder (“Mr. Myhre”) for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At December 31, 2010, cumulative preferred stock dividends in arrears were $22,500.  Each Series B preferred share is convertible into one share of common stock at any time.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements – (continued)
(Unaudited)

5.     Stockholders’ Equity – (continued)

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  At December 31, 2010 and 2009, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants.  The warrants expire in March 2015.

Stock Options

There were no stock options granted, exercised or expired during the three or nine months ended December 31, 2010 and 2009, and no options were outstanding as of December 31, 2010 or 2009.

Equity Incentive Plan

The Company has an Equity Incentive Plan (the “Plan”) that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 820,000 were available for issuance at December 31, 2010 and 2009.

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

Stock compensation expense for directors recorded for the three and nine months ended December 31, 2010 and 2009 was $32,500 and $97,500.  At December 31, 2010, future expense related to these awards is expected to be $32,500 for the year ended March 31, 2011.

If any director receiving a restricted stock award ceases to serve as a director for any reason during the award’s vesting period, such director’s restricted stock award shall cease vesting, and all unvested shares pursuant to such award shall be forfeited to the Company without payment of any consideration therefore to the director.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements – (continued)
(Unaudited)

5.     Stockholders’ Equity – (continued)

The Board has not set director compensation for any period beyond its 2011 fiscal year but anticipates that director compensation for future periods (whether in the form of cash, stock, a combination of the two or otherwise) will be established by the Board during the first quarter of the Company’s 2012.

Other Stock-Based Compensation

On June 16, 2010, the Board awarded stock bonuses to the Company’s Chief Executive Officer and Chief Financial Officer in the amount of 20,000 and 10,000 shares of the Company’s common stock.  The shares were valued at $2.35 per share which was the closing price of the Company’s common stock on the grant date. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Company’s Equity Incentive Plan.  Stock compensation expense for officers recorded for the nine months ended December 31, 2010 was $70,500.

These officers were previously awarded stock bonuses under similar terms in the amount of 20,000 and 10,000 shares of the Company’s common stock on October 13, 2009.  The shares were valued at $3.25 per share which was the closing price of the Company’s common stock on the grant date.  The Company recognized stock compensation expense of $97,500 for the nine months ended December 31, 2009.

6.     Income Taxes

The Company recognized income tax expense of $61,036 and $273,030 for the three and nine months ended December 31, 2010, compared to expense of $381,956 and $788,572 for the three and nine months ended December 31, 2009.  The Company utilized its remaining federal net operating loss carryforward during the first quarter of this current fiscal year.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed.  No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2010 or March 31, 2010.

7.     Related Party Transactions

Part of the revenue reported by the Company was paid by students of Broadview University from funds received from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,595,582 and $1,532,757 in loans outstanding to Broadview University students at December 31, 2010 and March 31, 2010.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements – (continued)
(Unaudited)

7.     Related Party Transactions – (continued)

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

Under the SLA, the Company paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009.  Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $225,000 and $675,000 for the three and nine months ended December 31, 2010, and $150,000 and $450,000 for the three and nine months ended December 31, 2009.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 and $292,500 for the three and nine months ended December 31, 2010 and 2009.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 and $432,900 for the three and nine months ended December 31, 2010 and 2009.

In January 2011, Broadview University took occupancy of a 31,200 square foot building owned by Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  The building is located in the city of Meridian, Idaho and referred to by management as the Boise campus.  The University expects to enter into a formal lease with Myhre Holdings-Meridian, LLC during the quarter ending March 31, 2011.  Terms are expected to be similar to the related party leases with Myhre Holdings entities disclosed above.  As of February 14, 2011, the University had capitalized $131,348 in leasehold improvements related to the Boise campus.

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

Description of Business

Overview:

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation, (d/b/a Broadview University) (“Broadview University”, or the “University”).  Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award undergraduate degrees in multiple fields of study, and a Master of Science degree in management.

Broadview University delivers these services through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of West Jordan, Layton and Orem, and opened a new branch campus in Salt Lake City in October 2010.  We also opened a branch campus in Boise, Idaho in January 2011.

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

Key Financial Metrics

Revenues

Approximately 97% of our revenues recognized during the three and nine months ended December 31, 2010 were from tuition collected from Broadview University’s students.  Factors affecting our revenues include: (i) the number of enrolled students; (ii) the cost per academic credit charged to our students; (iii) the average credits taken by our students each quarter; and (iv) the mix and number of programs and degrees we offer.

We began operations of a new branch campus in Salt Lake City, Utah in October 2010, and opened a branch campus in Boise, Idaho in January 2011.

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

Under the SLA, the Company’s paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009.  Effective January 1, 2010, the Company’s Board of Directors approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $225,000 and $675,000 for the three and nine months ended December 31, 2010, and $150,000 and $450,000 for the three and nine months ended December 31, 2009.

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

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Educational services and facilities	70.1	59.2	69.0	63.0
Selling, general and administrative	27.4	20.6	26.7	21.8
Total Operating Expenses	97.5	79.8	95.7	84.8

Operating Income	2.5	20.2	4.3	15.2

Other Income	0.1	0.1	0.1	0.1
Income Before Income Taxes	2.6	20.3	4.4	15.3

Income Tax Expense	1.1	7.3	1.7	5.7
Net Income	1.5%	13.0%	2.7%	9.6%

Three Months Ended December 31, 2010 (2010) Compared with Three Months Ended December 31, 2009 (2009)

Revenues

Revenues increased $220,904, or 4.3%, to $5,406,325 in 2010 from $5,185,421 in 2009.  Tuition revenue increased $495,979, or 10.1%, to $5,422,780 in 2010 from $4,926,801 in 2009.  The increase was primarily attributable to increased enrollments as well as a 6.5% cost per credit increase for certain academic credits effective July 2010.  Enrollments increased 4.7% from 2009 to 2010.

Effective July 2010, we outsourced sales of student textbooks to a third-party service provider.  In previous quarters, we purchased textbooks directly from book publishers and resold the textbooks to our students, recognizing both textbook sales revenue and textbook purchasing expense, net of returns.  Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall sales; we no longer recognize revenue for the sale or expense for the purchase of textbooks.

We recognized $58,344 of commission revenue in 2010, compared to $372,805 of textbook sales revenue in 2009, a decrease of $314,461, or 84.3%.

Educational services and facilities operating expenses

Expenses related to our educational services and facilities increased 23.5% to $3,789,510 in 2010 from $3,068,383 in 2009.  The $721,127 increase is attributable to direct costs necessary to support the increase in student enrollments at our existing branch campuses, including faculty compensation and facility operating costs.

Overall payroll-related expenses increased 24.4%, or $391,980, in 2010 compared to 2009.  This includes $246,342 of wages paid at our Salt Lake City, Utah campus that opened in October 2010, as well as $112,359 of wages paid to employees hired in advance of our Boise, Idaho campus that opened  in January 2011.  Absent the expansion payroll for the two new campuses, overall such expenses increased 2.1% in 2010 compared to 2009.

Facility costs, including rent expense, increased 39.3%, or $221,180 in 2010 compared to 2009.  The current year quarter included $202,367 of rent expense for our Salt Lake City campus.

Payroll-related expenses and facility costs increased as a percentage of revenues to 36.9% and 14.5% in 2010 from 30.9% and 10.8% in 2009.  Management anticipates that these expenses will decrease as a percentage of revenues as our branch campuses raise their enrollment levels.  However, we anticipate that operating costs for any new campus openings, including the two noted above, will likely exceed new campus revenues for a period of four to six quarters, which historically has been the length of time a new campus takes to achieve break-even or profitable enrollment figures.

Textbook expense decreased $258,332, or 94.3%, in 2010 versus 2009 due to the outsourcing of textbook services to a third-party service provider as noted above.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities increased 38.7% to $1,482,754    in 2010 from $1,068,913 in 2009.  The $413,841 increase was primarily due to increased marketing costs related to rebranding under the Broadview University name and more advertising activity in connection with the Salt Lake City and Boise expansions.  Marketing expenses increased $308,305, or 45.8%.

Our management fee paid to a related party increased 50.0%, or $75,000, to $225,000 in 2010 from $150,000 in 2009.

Marketing expenses and management fees as a percentage of revenues were 18.2% and 4.2% for 2010, compared to 13.0% and 2.9% for 2009.

Operating income

Operating income is the primary measure used by management in assessing the Company’s performance. We recognized operating income of $134,061 in 2010 compared to $1,048,125 in 2009.  The decrease of $914,064, or 87.2%, was primarily the result of the aforementioned factors.

Other income

Other income consists of interest earned on cash maintained in a bank savings account.

Income taxes

We recognized income tax expense of $61,036 in 2010 compared to $381,956 in 2009.  The decrease of $320,920, or 84.0%, was primarily due to the decrease in income before taxes attributable to the aforementioned factors.

Nine Months Ended December 31, 2010 (2010) Compared with Nine Months Ended December 31, 2009 (2009)

Revenues

Revenues increased $2,021,787, or 14.8%, to $15,722,880 in 2010 from $13,701,093 in 2009.  Tuition revenue increased $2,540,182, or 19.7%, to $15,407,612 in 2010 from $12,867,430 in 2009.  The increase was primarily attributable to increased enrollments as well as a 6.5% cost per credit increase for certain academic credits effective July 2010.

Effective July 2010, we outsourced sales of student textbooks to a third-party service provider.  In previous quarters, we purchased textbooks directly from book publishers and resold the textbooks to our students, recognizing both textbook sales revenue and textbook purchasing expense, net of returns.  Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall sales; we no longer recognize revenue for the sale or expense for the purchase of textbooks.

We recognized $130,760 of commission revenue and $372,835 of textbook sales revenue in 2010, compared to $976,757 of textbook sales revenue in 2009, a decrease of $473,162, or 48.4%.

Educational services and facilities operating expenses

Expenses related to our educational services and facilities increased 25.8% to $10,852,866 in 2010 from $8,628,609 in 2009.  The $2,224,257 increase is attributable to direct costs necessary to support the increase in student enrollments at our existing branch campuses, including faculty compensation, facility operating costs and student materials, as well as payroll-related costs and rent expense for the expansion campuses that opened in October 2010 and January 2011.

Overall payroll-related expenses increased 29.4%, or $1,324,739, in 2010 compared to 2009.  This includes $686,301 of wages paid in 2010 for employees hired in advance of opening campuses in Salt Lake City, Utah and Boise, Idaho, as well as the first quarter of operations for Salt Lake City.  Absent the new campus payrolls, overall such expenses increased 14.2% in 2010 compared to 2009.

Facility costs, including rent expense, increased 32.2%, or $543,086 in 2010 compared to 2009.  The nine months ended December 31, 2010 included $470,025 of rent expense for our Salt Lake City campus.

Payroll-related expenses and facility costs increased as a percentage of revenues to 37.1% and 14.2% in 2010 from 32.9% and 12.3% in 2009.  Management anticipates that these expenses will decrease as a percentage of revenues as our branch campuses raise their enrollment levels.  However, we anticipate that operating costs for any new campus openings, including the two noted above, will likely exceed new campus revenues for a period of four to six quarters, which historically has been the length of time a new campus takes to achieve break-even or profitable enrollment figures.

Textbook expense decreased $392,560, or 54.4%, in 2010 versus 2009 due to the outsourcing of textbook services to a third-party service provider as noted above.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities increased 40.7% to $4,201,877 in 2010 from $2,985,522 in 2009.  The $1,216,355 increase was primarily due to increased marketing costs related to rebranding under the Broadview University name and more advertising activity in connection with the Salt Lake City and Boise expansion.  Marketing expenses increased $624,978, or 34.5%.

The Company classifies various operating costs for expansion campuses as administrative expenses until such campuses commence operations.  We recognized $282,219 of such expenses related to the Salt Lake City and Boise campuses during 2010.  No such expense was recognized during 2009.

Our management fee paid to a related party, increased 50.0%, or $225,000, to $675,000 in 2010 from $450,000 in 2009.

Marketing expenses and management fees as a percentage of revenues were 15.5% and 4.3% for 2010, compared to 13.2% and 3.3% for 2009.

Operating income

Operating income is the primary measure used by management in assessing the Company’s performance. We recognized operating income of $668,137 in 2010 compared to $2,086,962 in 2009.  The decrease of $1,418,825, or 68.0%, was primarily the result of the aforementioned factors.

Other income

Other income consists of interest earned on cash maintained in a bank savings account.  Interest income increased 26.8%, or $4,683, in 2010 compared to 2009, primarily due to higher cash balances offset by lower interest rates.

Income taxes

We recognized income tax expense of $273,030 in 2010 compared to $788,572 in 2009.  The decrease of $515,542, or 65.4%, was primarily due to the decrease in income before taxes attributable to the aforementioned factors.  Our effective tax rate increased to 39.6% in 2010 from 37.5% in 2009, primarily due to temporary differences between book and tax recognition of certain expenses.

Liquidity and Capital Resources

The Company financed its operating activities and capital expenditures during the nine months ended December 31, 2010 primarily through cash provided by operating activities.  Cash and cash equivalents were $5,590,090 at December 31, 2010 compared to $5,591,079 at March 31, 2010.  Most of the Company’s excess cash is held in an interest-bearing bank savings account.  We had no debt at December 31, 2010 or March 31, 2010.

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

A portion of our revenues is from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman.  As of December 31, 2010, Myhre Investments, LLC had $1,595,582 in loans outstanding to Broadview University students.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that our disclosure controls and procedures were effective as of this date.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date:
February 14, 2011	Broadview Institute, Inc. (Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer