Form 10-K
period 2011-03-31
BROADVIEW INSTITUTE INC
filed 2011-06-29
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file Number: 0-8505

BROADVIEW INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0641789
(State of incorporation)	(I.R.S. Employer Identification No.)

8147 Globe Drive
Woodbury, MN 55125
(Address, including zip code, of principal executive offices)

Telephone Number:  (651) 332-8000

Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)
None

Securities registered under Section 12(g) of the Exchange Act:
(Title of each class)
Common Stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,781,000.

Total number of shares of $.01 par value common stock outstanding at June 24, 2011:  8,358,252

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Introduction

References to “we,” “our,” and the “Company” refer to Broadview Institute, Inc. together in each case with our wholly-owned consolidated subsidiary, C Square Educational Enterprises, Inc., unless the context indicates otherwise.  C Square Educational Enterprises, Inc. has a registered d/b/a as “Broadview University”, and is hereafter referred to as “Broadview University” or the “University.”

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained in this Annual Report on Form 10-K (the “Report”), the documents incorporated by reference herein, and other written and oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions.  Forward looking statements contained in this Report include the following: our expectations regarding future revenues and expenses, enrollments, growth and expansion opportunities, the effects of our rebranding efforts, the success of our newly-opened campuses, changes in governmental rules and regulations, general economic conditions, the effect of credit availability, the impact of inflation, and the sufficiency of existing cash reserves to support operations and fulfill existing obligations.  These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results.

Factors that could cause actual results to materially differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A – Risk Factors”.  The performance of our business and our securities may be adversely affected by these factors and by other factors common to other business and investments, or to the general economy.  Forward-looking statements are qualified by some or all of these risk factors.  Therefore, shareholders and other readers should consider these risk factors with caution and form their own critical and independent conclusions about the likely effect of these risk factors on our future performance.  Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances.  Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities Exchange Commission (“SEC”), including our reports on Forms 10-Q and 8-K to be filed in fiscal 2012.

ITEM 1.                      BUSINESS

Overview

We are a career-focused post-secondary education services company.  Our mission is to demonstrate a “we care” philosophy by preparing career-focused, community-minded graduates for the global workforce.  We care about our students, our employees, and the employers who hire our students.  We strive to help our students build knowledge and skills for a specific career field, make professional connections through service learning experiences, and provide them with placement assistance.

We work to fulfill this mission by offering a variety of academic programs through Broadview University.  Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study.  The University delivers these programs through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho; our Salt Lake City and Boise campuses opened in October 2010 and January 2011, respectively.

The Company has rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings.  Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management’s intent to market all current and future locations and programs under a single brand name.

Our mission places the achievement of our students first, demonstrating the Company’s focus on delivering a high quality product.  We believe that this focus has led to our successful expansion and financial performance in recent years, and is in line with our commitment to our shareholders to generate long-term sustainable growth and margin expansion.

Principal Products and Services

Recruitment and Admissions

A typical Broadview University student is either unemployed and enrolls to learn new skills and obtain employment, or underemployed and enrolls to acquire new skills or to update existing skills to increase his or her career opportunities.

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

Student Completion

We strive to help students complete their program of study through admissions screening, financial planning and student services.  Our classes are offered during the day and evening to meet students’ scheduling needs and many courses are available through online delivery.

If a student terminates enrollment in a course prior to completion, federal and state regulations permit Broadview University to retain only a certain percentage of the total tuition and lab fees, which varies with, but generally equals or exceeds, the percentage of the courses completed.  Amounts received by Broadview University in excess of such set percentage of tuition and lab fees are refunded to the student or the appropriate funding source.

Student Placement

Although, like other post-secondary educational institutions, Broadview University does not guarantee job placement, the University does provide job placement assistance for graduates through placement personnel.  Our placement office maintains job website links and provides job hotline information.  We also assist students in the preparation of résumés and in identifying employment leads.

Our History

Broadview Institute, Inc. was incorporated in 1945 in the state of Minnesota.  Prior to the Company’s purchase of C Square Educational Enterprises, Inc. in 2005, Broadview Institute, Inc. was involved in the media production industry and operated under the name Northwest Teleproductions, Inc. (until February 2000) and Broadview Media, Inc. (until August 2006).

In 1996, Minnesota businessman Terry Myhre (“Mr. Myhre”) purchased a controlling interest in C Square Educational Enterprises, Inc., a Utah corporation.  At that time, C Square Educational Enterprises, Inc. operated a single campus in Salt Lake City, Utah under the Utah Career College name.  Mr. Myhre also owns or has the controlling interest in Globe University (“GU”) and Minnesota School of Business (“MSB”) (collectively “GU/MSB”), which are privately-owned, post-secondary career colleges headquartered in Minnesota.  Together, GU/MSB has 20 campuses located in Minnesota, Wisconsin and South Dakota.  GU/MSB has been educating students for more than 125 years and currently has a combined enrollment of approximately 10,000 students.

Mr. Myhre invested in Broadview Institute, Inc. in March 2003, becoming its single largest shareholder, and subsequently became the Company’s Chairman and CEO.   In July 2005, Broadview Institute, Inc. purchased C Square Educational Enterprises, Inc.  The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre had a controlling interest in both companies.  The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.  Including warrants held by Mr. Myhre for the purchase of 650,000 shares of our common stock, he beneficially owned approximately 63% of the Company’s shares (assuming exercise of his warrants) as of the date of this Report.

Subsequent to the acquisition of C Square Educational Enterprises, Inc., we operated two distinct business segments, Education and Media Production.  Our expansion of the Education segment began with the addition of our first branch campus in Layton, Utah in January 2007.  We have since added three additional branch campuses, including our first outside the state of Utah, as well as introduced online program offerings.  With the Company’s focus shifted to the Education segment, we discontinued our Media Production segment entirely, effective March 31, 2008.  Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management’s intent to market all current and future locations and programs under the Broadview University brand name.

Service Level Agreement with Related Party

We utilize executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The term of the SLA was for one year from the effective date (July 1, 2008), with automatic one-year renewal periods thereafter.  The SLA may be terminated by either party upon 30 days notice.

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

Industry Background and Outlook

The post-secondary education industry is highly fragmented and competitive.  We compete with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, including those that offer online education programs, and alternatives to post-secondary education, such as immediate employment and military service.

Career-focused post-secondary institutions have seen large increases in students over the past two decades due to their ability to provide flexible schedules, online classes, and career-specific curriculum.  Today all post-secondary schools are seeing changes in academic delivery due mainly to the Internet.  Not only are more students able to get access to higher education through online classes, but the Internet is providing easy access to media-rich content.

The following table shows the number of degree-granting institutions in the United States by control and type of institution for the 2009-10 period, according to the National Center for Education Statistics (“NCES”):

All Institutions			Public			Private
						Not-For-Profit			For-Profit
Total	4-Year	2-Year	Total	4-Year	2-Year	Total	4-Year	2-Year	Total	4-Year	2-Year
4,495	2,774	1,721	1,672	672	1,000	1,624	1,539	85	1,199	563	636

We anticipate that demand for post-secondary education will continue to grow.  According to a recent NCES study, there were 19.1 million post-secondary learners enrolled as of the fall of 2008, and that number is projected to grow to 22.4 million by 2019.  Post-secondary education is critically important for a strong workforce.  President Obama has set a goal for the United States to have the highest proportion of students graduating from college in the world by 2020.  His goal will require institutions of higher education to work together to serve their students and communities.

Our industry is also highly regulated.  Compliance with these regulations allows many benefits to companies in our industry, such as access to federal student financial aid.  However, the industry can be negatively affected by uncertainty associated with legislative and regulatory proposals.

We believe that Broadview University competes with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment.  Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by Broadview University due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions.  However, tuition at private, not-for-profit institutions is, on average, higher than our average tuition rates.

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

•
Flexible scheduling.  Students may enroll in residential classes, both during the day and at night, and may also enroll in online classes.  Classes are offered on a quarterly schedule which allows us to enroll new students four times per year.

•
Credentialed and experienced faculty.  Our faculty members hold advanced degrees in the program areas they instruct.  In addition, we require industry experience to ensure our instructors have hands-on knowledge.  Campus deans provide instruction and resources for the professional development of our instructors.

•
Community focus.  Our campus leaders develop relationships with municipalities and employers in the surrounding communities to help our students upon their graduation.  Because of these relationships, our students will have opportunities for membership in industry association groups, internships with employers, and ultimately career placement.

•
Emphasis on job placement.  We work with our students throughout their program of study to provide opportunities for them to network with future employers and prepare themselves to enter the job market upon program completion.

•
Experienced management team.  Broadview University has been providing career focused education for 33 years.  We partner with GU/MSB for their expertise in curriculum management, technology, finance, compliance, marketing and strategic management.  These schools have been focused on career education for more than 125 years. Mr. Myhre is the President and CEO of both GU and MSB, and has more than 35 years of experience in the career college industry.  The senior management team for the consortium of schools has many experienced managers of career colleges, which provides Broadview University with leaders experienced in growth and quality higher education.  We share a similar model for growth and campus management that has been successful with GU/MSB schools.

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

Curricula

We offer a wide range of degree programs, training students for opportunities in four high-growth employment sectors:

•	Business and Accounting;
•	Health Sciences;
•	Information Technology; and
•	Legal Sciences.

Programs of study range from 12 to 45 months.  The programs and their percentage of the student population for our academic quarters ended March 31, 2011 and 2010 were as follows:

Program	2011	2010
A.A.S. Veterinary Technology	23.3%	22.6%
A.A.S. Nursing	12.2%	12.5%
A.A.S. Medical Assistant	7.5%	8.1%
Diploma Medical Coding and Billing	6.7%	6.1%
A.A.S. Paralegal	5.0%	6.6%
Diploma Medical Assistant	4.6%	6.2%
A.A.S. Business Administration	4.3%	5.7%
Other programs	36.4%	32.2%
	100.0%	100.0%

We structure our curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree.

Markets and Distribution

The primary market for Broadview University currently includes applicants from the states of Utah and Idaho to be served both via residential and online educational offerings.  We use our own admissions teams and market our programs through print, television, radio, Internet and telemarketing outlets.  We maintain booths and information tables at appropriate conferences, expos and other events in the communities where we operate.

Student Profile

Selected student population statistics are as follows:
•	Average age:	30 years
•	Female:	76%
•	Male:	24%
•	Students of color:	14%
•	Military/veterans and dependents	16%

Research and Development

Development of new course offerings is expensed as incurred and is not separately tracked and recorded in the Company’s consolidated financial statements.

Effect of Environmental Regulation

To management’s knowledge, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, compliance with which the Company has had or is expected to have a material effect on our capital expenditures, earnings or competitive position.

Employees

As of March 31, 2011, we had 246 employees.  Of this figure, 101 were staff and 145 were faculty.  The majority of our staff are full-time employees, while the majority of our faculty are part-time employees.

Patents and Trademarks

The Company claims common law trademark rights in the names Broadview Institute, Broadview University, and Utah Career College.  The Company has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

Financing Student Education

Students who attend Broadview University finance their education in a variety of ways.  In addition to financial aid programs offered through the federal government, many of our students finance their own education or receive tuition reimbursement from their employers.  Congress has enacted various tax credits for students pursuing higher education and has recently expanded education benefits available to military veterans who have served on active duty.

Title IV Programs

A majority of students who attend our school are eligible to participate in some form of government-sponsored financial aid program.  The Higher Education Opportunity Act (“HEOA”) was enacted on August 14, 2008 and reauthorizes the Higher Education Act of 1965, as amended (the “Higher Education Act”).  Under Title IV of the Higher Education Act (“Title IV”), various financial aid programs are offered.

The Title IV programs provide grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the U.S. Department of Education (“USDE”).  Recipients of Title IV program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

For the year ended March 31, 2011, approximately 73% of our revenues (calculated on a cash basis) were derived from Title IV programs.  Types of Title IV loan programs available to our students include the following:

Federal Direct Student Loans

Under the William D. Ford Federal Direct Loan Program (the “Direct Loan” program), the USDE makes loans directly to students rather than guaranteeing loans made by lending institutions.  The most common loans made to our students include the Federal Stafford Loan (the “Stafford” loan), which may be subsidized or unsubsidized, and the Federal Parent Loan for Undergraduate Students (the “PLUS” loan).

Stafford loans are made directly to our students by the USDE.  Students who have demonstrated financial need are eligible to receive a subsidized Stafford loan, while students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan.  The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after graduation.  Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.  A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan.  The USDE has established maximum annual and aggregate borrowing limits with respect to Stafford loans, and these limits are generally less than the cost of education at Broadview University.

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

Federal Family Education Loans

Under the Federal Family Education Loan Program (the “FFEL” program), students and their parents obtained from banks and other lending institutions subsidized and unsubsidized loans that were guaranteed by a federally-recognized guarantee agency and ultimately by the federal government.  Effective July 1, 2010, Congress passed legislation that, among other changes, eliminated the FFEL program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan program.  Previously, the majority of our students who received Title IV funds received some form of FFEL loans.

Effective for our academic quarter beginning April 2010, new students enrolling at Broadview University participated in the Direct Loan program exclusively rather than the FFEL programs.  Our transition from FFEL loans to the Direct Loan program did not have an adverse effect on our operations or cash flows.

Federal Grants

Title IV federal grants are generally made to our students under the Federal Pell Grant Program (the “Pell” program) and the Federal Supplemental Educational Opportunity Grant Program (the “FSEOG” program).  The USDE makes Pell grants up to a maximum amount per award year to students who demonstrate financial need.  FSEOG program awards are designed to supplement Pell grants up to a maximum amount per award year for the neediest students.  An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

Other Financial Aid Programs

In addition to Title IV programs, eligible students at Broadview University may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, and various private organizations.

Government Approvals and Effect of Governmental Regulations

We operate in a highly-regulated industry with oversight by several agencies.  The Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory evaluations.  The Higher Education Act allocates regulatory responsibility for these programs among (1) the federal government through the USDE; (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education, and (3) state education regulatory bodies.  The regulations, standards and policies of these agencies are subject to frequent change.

Accreditation

Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve.  In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional, national, professional or specialized accrediting associations.  Accredited institutions are subject to periodic review by accrediting bodies to ensure these institutions maintain required levels of performance, evidence institutional and program stability, demonstrate integrity and fulfill other requirements established by the accrediting body.

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

Effective April 2010, Broadview University received a grant of accreditation from the ACICS.  This grant of accreditation is effective through December 31, 2013.  The University was formerly accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”).  ACCSC accreditation was voluntarily surrendered effective May 11, 2010.

Accrediting commission oversight may occur at several levels.  ACICS may require a school to submit a response to one or more citations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements.  ACICS may also require a school to submit periodic reports to monitor one or more specified areas of performance.  In cases where ACICS has reason to believe that a school is not in compliance with accreditation standards and other requirements, ACICS may place a school on probation (a “Probation Order”), or order the school to show cause as to why accreditation should not be withdrawn (a “Show Cause Order”).

A school under a Show Cause Order or Probation Order is required to demonstrate corrective action and compliance with accrediting standards within a specified time period.  Based on the school’s actions and response, ACICS may remove the order, continue the order, or withdraw the school’s accreditation.

If Broadview University were to lose its accreditation, students attending the University would not be eligible to receive Title IV funding.  Our inability to participate in Title IV programs would have a significant impact on our operations.  Broadview University is currently not under any special reporting requirements, Show Cause Orders or Probation Orders.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions.  Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students.  Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs.  Currently, Broadview University is authorized by its applicable state licensing agency or agencies.  In the state of Utah, Broadview University is exempt from state registration requirements because of our ACICS accreditation.  In Idaho, Broadview University is registered with the Idaho State Board of Education.  Broadview University’s nursing program requires state approval, and we have received all necessary approvals from the appropriate state agencies.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of the application of existing laws and regulations to such services.  These new laws and interpretations may relate to issues such as the requirement that online educational institutions be licensed as a school in one or more jurisdictions even where they have no physical location.  New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business, affect our ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

Eligibility and Certification Procedures

Under the provisions of the Higher Education Act, an institution must apply to the USDE for continued certification to participate in Title IV programs at least every six years or when it undergoes a change of control, as discussed below.  The USDE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards.

Provisional certification does not generally limit an institution’s access to Title IV program funds.  The USDE may withdraw an institution’s provisional certification without advance notice if the USDE determines that the institution is not fulfilling all material requirements.

In addition, an institution must obtain USDE approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.  We received USDE approval of our change in accrediting agencies from ACCSC to ACICS in October 2010.

Program Participation Agreement

Each institution participating in Title IV programs is required to enter into a Program Participation Agreement with the USDE.  Under the agreement, the institution agrees to follow the USDE’s rules and regulations governing Title IV programs.  Broadview University’s current Program Participation Agreement will expire on March 31, 2014, assuming our compliance with the agreement’s terms.  We will apply for recertification prior to the deadline of December 31, 2013.

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

Administrative Capability

USDE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs.  These criteria require of participating institutions, among other things:

•	compliance with all applicable federal student financial aid regulations;
•	having capable and sufficient personnel to administer the federal student financial aid programs;
•	providing financial aid counseling to its students; and
•	submitting all reports and financial statements required by the regulations.

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

Currently, we are not required to post a letter of credit or accept other conditions on our participation in Title IV programs, as we have met the USDE’s financial responsibility standards.  Our composite score as of and for the years ended March 31, 2011 and 2010 was 2.3 and 3.0.  If, however, the Company fails to satisfy the USDE’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected should the Company not have adequate resources to meet the letter of credit requirements described above.  Financial data used to calculate the composite score is the Company’s data on a consolidated basis.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV programs if defaults on the repayment of Direct Loan or FFEL program loans by its students exceed certain levels.  The USDE uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation.

Current Cohort Default Rate Provisions

The USDE calculates a rate of student defaults for each institution with 30 or more borrowers entering repayment in a given federal fiscal year.  The USDE includes in the cohort all student borrowers at the institution who entered repayments on any Direct Loan or FFEL program loan during that year.  The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year (October through September), resulting in a two-year cohort default rate.  Because of the need to collect data on defaults, the USDE publishes cohort default rates two years in arrears; for example, in the fall of 2010, the USDE issued cohort default rates for federal fiscal year 2008.

The USDE may take adverse action against an institution if it has excessive cohort default rates, including the following:

•
An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the Title IV loan programs and the federal Pell Grant programs effective 30 days after notification by the USDE, unless the institution timely appeals that determination in a manner specified by the USDE.

•
An institution whose cohort default rate for any federal fiscal year exceeds 40% will no longer be eligible to participate in the Title IV loan programs effective 30 days after notification by the USDE, unless the institution timely appeals that determination in a manner specified by the USDE.

Termination under either of the above provisions is for the remainder of the federal fiscal year in which the USDE determines that such institution has lost its eligibility, and for the two subsequent federal fiscal years.

•
An institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be placed on provisional certification status by the USDE for up to four years.  Provisional certification does not limit an institution’s access to Title IV program funds; however, provisional status means an institution is subject to closer USDE review and it may be subject to various adverse actions if it violates Title IV requirements.

We have implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner.  Our cohort default rates on Title IV program loans for the 2008, 2007, and 2006 federal fiscal years were 4.3%, 6.2% and 8.9%, respectively.  The average cohort default rates for proprietary institutions nationally were 11.6%, 11.0% and 9.7% for federal fiscal years 2008, 2007 and 2006, respectively.

Cohort Default Rate Provisions Effective 2014

The current cohort default rate calculation and threshold for regulatory sanctions will change effective July 1, 2014 as a result of the reauthorization of the Higher Education Act by Congress through the HEOA in 2008.  HEOA modified the Higher Education Act’s cohort default rate provisions related to Title IV loans in two significant ways.

First, under the new provisions, the period for measuring defaults will be expanded by one year, resulting in a three-year cohort default rate.  The first three-year rate will be received in February 2012 for the period covering October 2008 through September 2011, although enforcement of the three-year rate rules will not begin until the October 2010 through September 2013 period.  This three-year rate will be reviewed in 2014 and in the event the rate fails to meet USDE requirements, sanctions may be instituted.

Second, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%.  Consequences of this change include the following:

•
If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the USDE a default improvement plan.

•
Institutions that exceed 30% for two consecutive fiscal years will be required to review, revise and resubmit their default improvement plan, and the USDE may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

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

•	An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years will be ineligible to participate in the Title IV programs.

The revisions to the cohort default rate described above did not change the existing provision whereby an institution generally loses Title IV eligibility if its most recent default rate exceeds 40%.

The USDE’s final regulations implementing the HEOA provisions on cohort default rates and other student loan matters clarify that the USDE will issue two cohort default rates – both a two-year rate and a three-year rate – for federal fiscal years 2009 through 2011.  The final regulations indicate that the USDE will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the USDE issues official three-year cohort default rates.

Compliance with “90/10 Rule”

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education such as Broadview University.  Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes).

Effective August 14, 2008, HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the USDE.  Institutions that violate the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years.  Violation of the 90/10 Rule for two consecutive fiscal years will result in an institution becoming ineligible to participate in Title IV programs for at least two fiscal years.  The institution will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation.

In addition, the USDE now discloses on its website any institution that fails to meet the 90/10 Rule requirements, and reports annually to Congress the relevant ratios for each institution.

For the fiscal year ended March 31, 2011, Broadview University received $15,161,499 of Title IV funds and total eligible cash receipts of $21,002,104, resulting in a percentage of 72%.  Financial data used to calculate Broadview University 90/10 Rule compliance is Broadview University data on a stand-alone basis.  We monitor compliance with this 90/10 Rule to minimize the risk that Broadview University would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

Return of Title IV Program Funds

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

Under USDE regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the U.S. Secretary of Education.  Currently, we are not required to post a letter of credit or accept other conditions on its participation in Title IV programs.

Incentive Compensation

An institution participating in the Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds.  Failure to comply with the incentive payment rules could result in loss of certification to participate in Title IV programs, limitations on such participation, or financial penalties.

Although we cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the Higher Education Act and USDE regulations.

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

Restrictions on Adding Locations

The Higher Education Act generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs.

However, the regulations generally permit an institution that is certified to participate in Title IV programs to establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement, if such an additional location satisfies all other applicable requirements.

Provisional Certification upon Change in Control

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

Third-Party Servicers

USDE regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs, subject to the third-party servicer meeting applicable Title IV requirements.  An institution must report to the USDE any new contracts or significant modifications to contracts with third-party servicers.  We do not have any relationships with third-party servicers for the administration of any aspect of our participation in Title IV programs.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violation

Broadview University is subject to and, from time to time, is likely to have pending audits, compliance reviews, inquiries and investigations by the USDE and other state regulatory agencies, accrediting agencies, and other third parties that may allege violations of regulations, accreditation standards, or other regulatory requirements applicable to us.  There are no current pending matters affecting Broadview University.

The Higher Education Act also requires that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the USDE for review within six months of the institution’s fiscal year end.  If we fail to comply with the regulatory standards governing Title IV programs, the USDE could impose one or more sanctions, up to and including suspension or termination of our ability to participate in Title IV programs.  Although no such actions are currently in force and we are not aware of any such sanctions presently contemplated, such proceedings would likely have a material adverse effect on the Company.

Recent or Pending Legislative and Regulatory Activity

Congress

Congress must reauthorize the Higher Education Act approximately every six years.  On July 31, 2008, Congress completed the reauthorization process by passing the HEOA, which was signed into law in August 2008.

HEOA provisions are effective upon enactment, unless otherwise specified in the law.  In addition to HEOA, various other laws to amend and reauthorize aspects of the Higher Education Act have been enacted.  In February 2006, the Deficit Reduction Act of 2005 was signed into law and included the Higher Education Reconciliation Act of 2005 (“HERA”).  Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs.

In September 2007, the President signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs.

In May 2008, the President signed into law the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of then-current market conditions.  Congress extended the ECASLA until June 30, 2010.

In March 2010, the President signed into law the Student Aid and Fiscal Responsibility Act of 2009, which eliminated the FFEL program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan program by July 1, 2010.

In addition, Congress reviews and approves appropriations for Title IV programs on an annual basis.  An elimination of certain Title IV programs, a reduction in federal funding levels of these programs, or other material changes in program offerings or participation requirements could reduce the ability of certain students to finance their education.  Given the significant percentage of Broadview University’s revenues that are derived from the Title IV programs, significant changes in Title IV program funding or participation requirements could have a material adverse effect on the Company.

In 2010, Congress increased its focus on the participation of proprietary education institutions in Title IV programs, as well as U.S. Department of Defense oversight of tuition assistance for military service members.  Since June 2010, the Senate’s Health, Education, Labor and Pensions (“HELP”) committee has held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veteran’s and military education benefits by students enrolled at proprietary institutions.

Additionally in 2010, the U.S. Government Accountability Office (“GAO”) issued reports critical of for-profit post-secondary education, citing instances of deceptive statements made by employees to prospective students at a sample of proprietary institutions.  The GAO was also critical of the USDE’s enforcement of incentive compensation rules.  This increased governmental scrutiny may continue for the foreseeable future, and could result in additional legislation or future rulemaking affecting participation in federal financial aid programs by institutions such as Broadview University.

U.S. Department of Education

In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act.  Those regulations were effective July 1, 2010.

On October 29, 2010, the USDE published final regulations pertaining to certain aspects of the administration of the Title IV programs, including, but not limited to, issues related to the definition of gainful employment under Title IV, state authorization, incentive compensation rules for persons engaged in certain aspects of admissions and financial aid, and other topics.  With one exception, these regulations will become effective July 1, 2011.  The USDE released final regulations regarding gainful employment on June 2, 2011; these regulations, detailed below, will become effective July 1, 2012.

Management continues to analyze the final USDE regulations, and we are assessing potential impacts to our business and evaluating various strategies, as these new and pending regulations could have a significant impact on our business.  Among the most significant regulatory changes we have identified include:

•
Gainful Employment.  Under the Higher Education Act, a proprietary institution must prepare students for gainful employment in a recognized occupation.  The USDE issued final rules related to the definition of gainful employment on June 2, 2011, which will take effect on July 1, 2012.  Under these rules, if a particular program does not meet the USDE standards of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment, termination of Title IV eligibility, and/or other consequences.

Under the final rules, an academic program would be considered to lead to “gainful employment” if it meets at least one of the following three metrics:

o	at least 35% of former students are repaying their loans (defined as reducing the loan principal balance by at least $1 over a 12-month period);
o	the estimated annual loan payment of a typical graduate does not exceed 30% of his or her discretionary income; or
o	the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.

The first time an academic program fails all three metrics, the institution must disclose to students why the measurement was not achieved and how the failure will be addressed.  After a second failure in a three-year span, institutions must inform students that their debts may be unaffordable after graduation, that the program is at risk of losing eligibility to participate in Title IV programs, and disclose the students’ existing transfer options.  Academic programs that fail all of the metrics for three years in a four-year period would lose their eligibility to participate in Title IV programs.  As these final regulations will be effective July 1, 2012, the first year a program could become ineligible would be 2015, based on its performance in the years 2012-2014.

The revised rules also establish new annual reporting requirements that are applicable to most programs of study, with the first reporting requirements due October 1, 2011 for the 2006-2007 (if available), 2007-2008, 2008-2009 and 2009-2010 federal financial aid award years.  For each program, an institution must report specific information regarding the program, students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans, as well as information on whether the student matriculated to a higher credentialed program at the institution or transferred to such a program at another institution.

In addition, for each program subject to the new rule, the institution must provide prospective students with several new disclosures related to the occupations that the program prepares students to enter, the on-time graduation rate, tuition, fees and costs, placement rates and median loan debt.  The institution must include the disclosures listed above in promotional materials it makes available to prospective students, and post this information on its website.  Management believes we will be in compliance with the reporting of specific information described above by the October 1, 2011 due date.  However, we cannot predict the substance, or impact on the Company, of the final complete set of rules related to the definition of and calculations related to gainful employment.

Potential impacts include, but are not limited to, imposition of extensive record-keeping and disclosure requirements with respect to employment and debt levels of graduates, as well as negative impact on the Company’s operating results and cash flows.

•
State Authorization of Online Programs.  The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state.  On April 20, 2011, the USDE issued a “Dear Colleague Letter” clarifying enforcement of state authorization of online programs.  In order to avoid adverse action by the USDE, institutions must be making good faith efforts to identify and obtain necessary state authorizations before July 1, 2014.  We have implemented a process for identifying and obtaining the required state authorizations and believe that we are acting in good faith and will be in compliance with the new rules by the effective date.

•
Approval of New Programs.  The revised rules establish requirements intended to remain in place until the USDE implements performance-based standards for approving additional programs using gainful employment measures.  These regulations require an institution to notify the USDE of new programs that are subject to gainful employment requirements a minimum of 90 days before courses begin.  The institution may proceed with the program offering unless the USDE advises the institution within 60 days of the notification that the additional program(s) must be approved.

•
Financial Aid Administration.  Several new regulations relate to financial aid administration, including areas such as defining online attendance, defining credit hours, measuring satisfactory academic progress, refunding federal funds upon student withdrawal, and verification and disbursement of aid.

•
Incentive Compensation.  Institutions participating in Title IV programs may not pay any commission, bonus, or other incentive payment to personnel engaged in student recruiting and admission based on securing enrollments.  Likewise, such incentive payments may not be made to personnel making decisions about awarding financial aid based on students securing financial aid.  The revised rules eliminate 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibitions.

Although there can be no assurance that the USDE would not find deficiencies in our compensation arrangements, management believes the Company will comply with the incentive compensation provisions upon their effective date.

•
Misrepresentation.  Under the Higher Education Act, the USDE may fine, suspend or terminate an institution’s participation in Title IV programs if it engages in substantial misrepresentation of the nature of its educational programs, its financial charges, or the employability of its graduates.  The revised rules list types of activities that constitute misrepresentation and describe specific actions the USDE may take if it discovers substantial misrepresentation.

There may be certain further legislative or regulatory changes; however, at this time we cannot determine the scope, content or effect of such changes.  Congressional acts or other regulatory changes could lead to lower enrollments for institutions such as Broadview University, or require such institutions to increase their reliance on alternative sources of student financial aid.  Given the significant percentage of Broadview University’s revenues that are derived from Title IV programs, the loss or significant reduction in Title IV program funds available to our students could have a material adverse effect on our Company.

ITEM 1A.                      RISK FACTORS

Risks Related to Our Industry:

Failure to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal financial aid funding for our students, or loss of our authorization to operate our school.

As a provider of higher education services, we are subject to extensive state and federal regulation.  In particular, the Higher Education Act, as reauthorized by the HEOA in August 2008, and related regulations impose significant regulatory scrutiny, including detailed substantive and reporting requirements, on Broadview University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV.

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

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may do one or more of the following:

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

In August 2010, the U.S. Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011.  Broadview University is currently not under a program review, nor have we been notified of any program review scheduled in the future.  We cannot predict if or when such a program review would be performed, nor what the results would be.  If a program review found that we are not complying with Title IV regulations, the USDE could impose sanctions or conditions that could have a material adverse effect on our business.

Rulemaking by the USDE could result in regulatory changes that may have a material adverse effect on our business.

The USDE issued on October 28, 2010 final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which will take effect on July 1, 2011.  See “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report for greater detail and analysis of these rules.

While we believe the Company is, or will be, compliant with proposed regulations by their effective dates, we have not had sufficient time to fully analyze the scope, content or effect of final “gainful employment” rules that the USDE issued on June 2, 2011 to be effective July 1, 2012, nor can we predict the scope, content or effect of certain other proposed regulations for which the USDE has not issued final rules.

Under the recently finalized rules, if a particular program does not meet the USDE standards of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment, termination of Title IV eligibility, and/or other consequences.

In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are currently in repayment of their student loans, and other factors.

Adoption of the final regulations could result in a significant realignment of the types of educational programs that are offered by Broadview University and other proprietary institutions in order to comply with the rules.  Such realignment could have a material negative impact on our student enrollments, both immediately and over time.  Uncertainty surrounding the final rules, interpretive regulations or guidance by the USDE may continue into the near future, and the uncertainty alone may adversely affect our business.

Any action by Congress that significantly reduces Title IV program funding or the ability of Broadview University or its students to participate in Title IV programs could have a material adverse effect on our business.

Congress reauthorizes the Higher Education Act every six years.  Additionally, Congress determines the funding level for each Title IV program on an annual basis.  Any action by Congress that significantly reduces funding for Title IV programs or limits the ability of Broadview University or our students to participate in these programs could have a material adverse impact on our business.

A reduction in government funding could lead to lower enrollments and require our students to find alternative sources of financial aid.  As of March 31, 2011, approximately 88% of our students received some form of Title IV program funds.

Legislative action may also require Broadview University to modify its practices for the school to comply fully with applicable requirements.  In 2010, Congress invested significant time discussing and evaluating the for-profit education industry’s participation in Title IV programs, as well as U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges.  Congressional committees have held hearings on a number of industry-related topics, including accrediting agency standards, credit hours, length of academic programs, and other related matters.

In 2010, the U.S. Government Accountability Office (“GAO”) issued reports critical of for-profit post-secondary education, citing instances of deceptive statements made by employees to prospective students at a sample of proprietary institutions.  The GAO was also critical of the USDE’s enforcement of incentive compensation rules.  This increased governmental scrutiny is ongoing and expected to continue for the foreseeable future.  It could result in additional legislation or future rulemaking affecting Title IV participation by institutions such as Broadview University.

If we fail to maintain our institutional accreditation through ACICS, or if ACICS loses recognition by the USDE, we would lose our ability to participate in Title IV programs.

ACICS is a national accrediting agency recognized by the U.S. Secretary of Education as a reliable authority on educational quality for institutions such as Broadview University.  Institutional accreditation by a national or regional accrediting agency is required by the USDE for us to remain eligible to participate in Title IV programs.  The loss of accreditation would, among other consequences, render Broadview University ineligible to participate in Title IV programs, which would have a material adverse effect on our business.  ACICS is also able to impose other penalties or issue warnings or other forms of censure that could have a material adverse effect on our operations.

Loss of Broadview University’s state authorizations could prevent us from offering certain programs, operating our campuses, or affect our ability to participate in Title IV programs in the states we currently operate or may operate in the future.

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located.  Broadview University is currently authorized in the states of Utah and Idaho to offer our programs.  State registration is also required by the USDE to participate in Title IV programs.  The loss of state authorization would, among other things, render Broadview University ineligible to participate in Title IV programs in a state where such authorization was lost, and would limit or prevent us from operating in that state, which could have a material adverse effect on our business.

The revised USDE rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state.  On April 20, 2011, the USDE issued a “Dear Colleague Letter” clarifying enforcement of state authorization of online programs.  In order to avoid adverse action by the USDE, institutions must be making good faith efforts to identify and obtain necessary state authorizations before July 1, 2014.  We have implemented a process for identifying and obtaining the required state authorizations and believe that we are acting in good faith and will be in compliance with the new rules by the effective date.  However, compliance could increase Broadview University’s cost of doing business, and failure to comply could affect our ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

If Broadview University fails to obtain recertification by the USDE when required, we would lose our ability to participate in Title IV programs.

An institution generally must seek recertification from the USDE at least once every six years, and possibly more frequently if circumstances dictate.  The USDE may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs.  Each institution participating in Title IV programs must enter into a Program Participation Agreement with the USDE.  Under such an agreement, the institution agrees to follow the USDE’s rules and regulations governing Title IV programs.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payments by the end of the next fiscal year.  An institution whose default rate is greater than 40% in any one federal fiscal year may also lose its Title IV eligibility.

Broadview University has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner.  Broadview University’s cohort default rates on FFEL program loans for the 2008, 2007, and 2006 federal fiscal years were 4.3%, 6.2% and 8.9%, respectively.  The average cohort default rates for proprietary institutions nationally were 11.6%, 11.0% and 9.7% for federal fiscal years 2008, 2007 and 2006, respectively.

The current cohort default rate calculation and threshold for regulatory sanctions will change effective 2014, whereby the period for measuring defaults will be expanded by one year and the threshold of 25% noted above will be increased to 30%, among other changes as disclosed in “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report.  If Broadview University were ineligible to participate in Title IV programs due to non-compliance with current or future measurements of cohort default rates, this would have a material adverse effect on our business.

Failure to demonstrate “administrative capability” or “financial responsibility” as defined by the USDE may result in the loss of eligibility to participate in Title IV programs.

We may, among other consequences, be required to post a letter of credit or accept other limitations to continue our participation in Title IV programs if we do not meet the USDE’s financial responsibility standards or if we do not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.  Losing our Title IV eligibility or having it adversely conditioned would have a material adverse effect on our business.

We cannot open new schools or branch campuses of Broadview University and we cannot offer new programs if these new locations and program offerings are not timely approved by the USDE and state and accrediting regulators, as applicable.

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

Under the so-called 90/10 Rule, a proprietary institution may lose its Title IV eligibility if, on a cash accounting basis, it derived more than 90% of its revenues from Title IV programs for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs.  For the fiscal year ended March 31, 2011, Broadview University derived 72% of its revenues from Title IV programs based on the USDE’s required calculations.  We closely monitor our compliance with this requirement on an ongoing basis.

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

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and USDE regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from school before completion of their educational program.  If refunds are not properly calculated or paid in a timely manner, we may be required to post a letter of credit with the USDE or be subject to sanctions or other adverse actions, which could have a material adverse effect on our business.

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

Our growth rate is uncertain, and we may not be able to assess our future growth prospects effectively.  If we fail to effectively identify, establish, and operate new branch campuses of Broadview University, our growth may be slowed and our profitability may be adversely affected.

Our ability to continue with our growth model is dependent on a number of factors, including our ability to obtain timely regulatory approvals, identify geographical locations that have appropriate population demographics, and recruit and retain high-quality academic and administrative personnel.  We have successfully opened four branch campuses since January 2007, including two in the last six months of fiscal year 2011.  The opening of two campuses in such a short timeframe had a negative impact on our profitability, and these campuses may continue to negatively impact our earnings until their student populations grow.  Additionally, as with many other institutions in our industry, we have experienced a recent decrease in inquiries from prospective students.  Certain factors that can impact lead counts are within our control, such as resources we devote to admissions and recruiting, as well as ensuring that we are offering programs that are in demand.  However, certain factors are not under our control, such as new or pending legislation or regulatory rulings.  In view of these factors, there is uncertainty as to whether our growth rate will improve in the immediate future.  There can be no assurance that we will be able to establish additional campuses, or that new campuses will achieve profitable student enrollment levels.  We are committed to a growth model of opening new campuses organically rather than through acquisition of existing schools.

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

Broadview University utilizes executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a SLA between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief executive and chief financial officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The Company currently pays GU/MSB $75,000 per month for such services.  If GU/MSB were to terminate the SLA or discontinue providing services to us, we may be unable to find another party to provide such services at a reasonable cost or may be unable to cost-effectively perform such services ourselves, which may have a significant adverse effect on our business.

Our student population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to such personnel are reduced or eliminated, or if our informal relationship with any military facilities is diminished.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which may be used to pursue post-secondary degrees.

We offer tuition discounts and other scholarships to all members of the U.S. Armed Forces and certain immediate family members or dependents of active-duty personnel.  Some of our campuses are located in close proximity to military facilities, and service members and their families represented approximately 16% of the total enrolled students at Broadview University during our quarter ended March 31, 2011.  In the event that the above governmental tuition assistance programs are reduced or eliminated, this could have a material adverse affect on our business.

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

Regulatory requirements may make it more difficult to acquire us.

A change in control resulting from a change in ownership of the Company would trigger a requirement for recertification of Broadview University by the USDE for purposes of participation in federal student financial aid programs, a review of Broadview University’s accreditation by ACICS and reauthorization of Broadview University by certain state licensing and other regulatory agencies.  If any of these reviews or approvals were significantly delayed, limited or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas or certificates, operate one or more of our branch campuses, admit certain students or participate in Title IV programs.

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

Our largest shareholder holds a significant portion of our outstanding equity and may have substantial influence over the Company and his interests may not be aligned with the interests of our other shareholders.

Mr. Myhre, chairman of our board of directors, beneficially owned approximately 63% of our outstanding common stock as of the date of this Report.  As such, Mr. Myhre has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.

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

From April 1, 2008 to March 31, 2011, the market price of our common stock has ranged from a high of $4.95 per share to a low of $0.25 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the existing trading price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

Because our common stock is primarily traded on the Over-the-Counter Bulletin Board, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

Stocks traded on the Over-the-Counter Bulletin Board are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of us by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and asked prices for our common stock.

Because we do not expect to pay dividends on our common stock, you will not realize any income from an investment in our common stock unless and until you sell your shares at profit.

We have not paid dividends on our common stock since 1991 and do not anticipate paying any dividends in the near future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no SEC staff comments on the Company’s periodic SEC reports which are unresolved.

ITEM 2.                      PROPERTIES

We lease all of our campus facilities.  Our leases generally range from 10 to 20-year terms and may have renewal options for extended terms up to 10 years.  Our initial lease terms expire on various dates from December 2016 to December 2021.  Certain leases have escalating base monthly rent amounts over the respective lease term.  We generally lease between 31,000 and 45,000 square feet per campus.

We believe such properties to be in good condition and adequate for our present and foreseeable operations.  We believe our property is adequately covered by insurance.  See Note 6 to the Consolidated Financial Statements appearing in this Report for additional information regarding the Company’s leased property.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and other legal proceedings arising out of the normal course of business.  We are currently not a party to any material pending legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”.  The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The Company has not paid common stock dividends since fiscal year 1991, and has no present intentions to do so.  The number of record holders of the Company’s common stock as of March 31, 2011 was approximately 700.

		Market Prices
		High	Low
2011
	First Quarter	$3.59	$2.10
	Second Quarter	$2.89	$2.10
	Third Quarter	$2.65	$0.25
	Fourth Quarter	$1.74	$0.88
2010
	First Quarter	$1.40	$0.90
	Second Quarter	$3.75	$1.10
	Third Quarter	$4.95	$1.49
	Fourth Quarter	$3.68	$2.55

ITEM 6.                      SELECTED FINANCIAL DATA*

	Years Ended March 31,
STATEMENT OF OPERATIONS DATA	2011	2010	2009	2008	2007

Revenues	$20,456,974	$19,041,087	$12,423,495	$10,259,154	$8,717,468
Operating expenses
Educational services and facilities	15,145,745	11,742,192	8,870,888	6,655,984	5,467,243
Selling, general and administrative	5,530,689	4,033,786	3,135,703	2,555,032	1,935,636
Total operating expenses	20,676,434	15,775,978	12,006,591	9,211,016	7,402,879
Operating income (loss)	(219,460)	3,265,109	416,904	1,048,138	1,314,589
Other income:
Interest income	27,159	24,816	37,985	62,784	31,399
Continuing operating income (loss) before income taxes	(192,301)	3,289,925	454,889	1,110,922	1,345,988
Income tax expense (benefit)	(63,261)	1,254,770	156,574	(1,294,473)	-
Income (loss) from continuing operations	(129,040)	2,035,155	298,315	2,405,395	1,345,988
Loss from discontinued operations	-	-	-	(81,181)	(1,181,853)
Net income (loss)	$(129,040)	$2,035,155	$298,315	$2,324,214	$164,135
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share:
Basic	$(0.02)	$0.25	$0.03	$0.28	$0.02
Diluted	$(0.02)	$0.23	$0.03	$0.25	$0.02

BALANCE SHEET DATA

Total assets	$9,237,524	$8,876,540	$6,313,861	$5,754,635	$3,320,813
Property and equipment, net	$3,000,238	$1,424,481	$1,357,787	$956,453	$962,797
Stockholders’ equity	$7,608,317	$7,566,857	$5,334,202	$5,048,737	$2,621,523
Common shares outstanding	8,248,252	8,218,252	8,108,252	8,158,252	8,108,252

*	The consolidated financial information for periods prior to fiscal year 2008 has been reclassified to reflect the Company’s Media Production segment as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” contained in Item 6 of this Report, our consolidated financial statements and the notes thereto contained in Item 8 of this Report, the “Cautionary Notice Regarding Forward-Looking Statements” contained in Part 1 of this Report, “Risk Factors” contained in Item 1A of this Report, and the other information appearing elsewhere in, or incorporated by reference into, in this Report.

Overview

We are a career-focused post-secondary education services company.  Our mission is to demonstrate a “we care” philosophy by preparing career-focused, community-minded graduates for the global workforce.  We care about our students, our employees, and about the employers who hire our students.  We give students an opportunity to enroll in school, help them build knowledge and skills for a specific career field, build connections through service learning experiences, and provide them with placement assistance.

We work to fulfill this mission by offering a variety of academic programs through Broadview University.  Broadview University is accredited to award diplomas, undergraduate degrees, and master’s degrees in various fields of study.  The University delivers these programs through traditional classroom settings as well as through online instruction.  Our campuses are located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

The Company has rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings.  Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management’s intent to market all current and future locations and programs under a single brand name.

Our mission places the achievement of our students first, demonstrating the Company’s focus on delivering a high quality product.  We believe that this focus has led to our successful expansion financial performance in recent years, and is in line with our commitment to our shareholders to generate long-term sustainable growth and margin expansion.

Previously, the Company was engaged in two business segments, Education and Media Production.  The Media Production segment was discontinued effective March 31, 2008.  Since that date, the Company has derived 100% of its revenue from the operations of Broadview University.

Key Financial Metrics

Revenues

Approximately 95% of our revenues recognized during the year ended March 31, 2011 were from tuition collected from Broadview University’s students.  Factors affecting our revenues include: (i) the number of enrolled students; (ii) the cost per academic credit charged to our students; (iii) the average credits taken by our students each quarter; and (iv) the mix and number of programs and degrees we offer.

During the year ended March 31, 2011, we opened a new branch campus in Salt Lake City, Utah (October 2010) as well as Boise, Idaho (January 2011); the Boise campus represents our first expansion outside the state of Utah.

As of March 31, 2011, we charged $410 per credit hour for all of our programs with the exception of our nursing program, for which $565 was charged per credit.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.

Broadview University has also recently received accrediting body approval for expansion of our program and degree offerings, delivered both via our residential campuses and our online educational offerings.  This includes offering our first masters-level degree in management.

Broadview University had 1,292 students enrolled for the quarter ended March 31, 2011, compared to 1,412 for the corresponding quarter of the prior year, a decrease of 8.5%.  Average enrollments for the year ended March 31, 2011 were 1,368, an increase of 9.2% from the average of 1,253 enrollments for the prior year.  We believe that our enrollments are influenced by a number of factors, including, but not limited to:

•	the attractiveness of our program offerings;
•	our ability to offer flexible class scheduling;
•	our mix of residential and online course offerings;
•	the effectiveness of our marketing and recruiting efforts;
•	the quality of our faculty;
•	the availability of federal and other financial aid;
•	general economic conditions in the regions we operate; and
•	the regulatory environment of our industry.

Operating Expenses

We categorize our operating expenses as either, (i) educational services and facilities expense, or (ii) selling, general and administrative expense for financial reporting purposes.  Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University.  These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.

Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials.  We also utilize executive, administrative, accounting and consulting services provided by Globe University (“GU”) and Minnesota School of Business (“MSB”) (collectively “GU/MSB”) pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amount of expenses during the period reported.  Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this Report.  Management believes that our accounting policies for revenue recognition, student receivables and related allowance for doubtful accounts, and income taxes require management’s most significant judgment and estimation.

Results of Operations

The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year Ended March 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Operating expenses
Educational services and facilities	74.0	61.7	71.4
Selling, general and administrative	27.0	21.2	25.2
Total operating expenses	101.0	82.9	96.6
Operating income (loss)	(1.0)	17.1	3.4
Other income	0.1	0.1	0.3
Income (loss) before income taxes	(0.9)	17.2	3.7
Income tax expense (benefit)	(0.3)	6.6	1.3
Net income (loss)	(0.6)%	10.6%	2.4%

Year ended March 31, 2011 (“2011”) compared to year ended March 31, 2010 (“2010”)

Revenues

The following table presents year-over-year changes in our primary revenue components.  These amounts represent revenue totals before refunds of $744,722 and $585,380 for the years ended March 31, 2011 and 2010:

	Year Ended March 31,		Change
	2011	2010	Amount	Percent
Tuition	$20,232,434	$17,818,384	$2,414,050	13.5%
Textbook sales	$368,099	$1,365,894	$(997,795)	(73.1)%
Textbook commissions	$187,969	$-	$187,969	N/A %
Fees and other charges	$413,194	$442,189	$(28,995)	(6.6)%

Tuition

Our tuition revenue increase was primarily attributable to higher average enrollments in 2011 as well as tuition rate increases ranging from 4.6% to 6.5% effective July 2010.  Average enrollments for 2011 were 1,368, an increase of 9.2% from the average of 1,253 enrollments for the prior year.

Although our tuition revenue grew year-over-year, we faced declining headcounts at existing campuses for the first time in recent years.  Broadview University had 1,292 students enrolled for the quarter ended March 31, 2011, compared to 1,412 for the corresponding quarter of the prior year.  Like many institutions in our industry, we have noticed a general softening of new student interest over the course of 2011.  While regulatory uncertainty and negative publicity for for-profit post-secondary education has likely contributed to the cooling of new student interest across the industry, management attributes some of our decline to the fact that we rebranded to the Broadview University name in May 2010.  We expect there to be some adjustment time continuing into the next fiscal year in the communities where we operate for the rebranding to take hold.

We have seen our two newest branch campuses get off to relatively slow starts, with a combined enrollment of less than 100 students at March 31, 2011, but we do anticipate that these campuses are poised for growth over the course of the next year.  We expect fiscal 2012 to be a challenging year, but we are optimistic that our continued marketing efforts and potential for growth at our newest campuses will result in modest tuition revenue growth for the Company.

Textbook Sales and Commissions

Effective July 2010, we outsourced textbook sales to a third-party service provider.  In previous periods, we purchased textbooks directly from book publishers and resold the textbooks to our students, recognizing both textbook sales revenue and textbook purchasing expense, net of returns.  Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall net sales; we no longer recognize textbook sales revenue or textbook purchasing expense.

Fees and Other Charges

Fees and other charges decreased primarily due to fewer application fees received from prospective students.  See “Tuition” above for further detail and analysis related to enrollment trends.

Educational services and facilities operating expenses

Expenses related to the Company’s educational services and facilities increased 29.0% to $15,145,743 in 2011 from $11,742,192 in 2010.  The $3,403,551 increase was primarily due to direct costs to support the opening of two branch campuses in 2011, as well as supporting an increased average enrollment at established campuses in 2011 as compared to 2010.  Payroll-related expenses increased 29.4% to $7,979,334 in 2011 from $6,167,957 in 2010.  The $1,811,377 increase includes $695,029 of payroll-related expenses incurred during operations at our Salt Lake City campus (opened in October 2010) and our Boise campus (opened in January 2011).  Additionally, we incurred $462,016 of payroll expense for employees hired in advance of these campuses opening.  While it is typical for us to incur payroll costs prior to opening new campuses, these costs were greater in 2011 due to the introduction of completely new programs at our Salt Lake City campus.  Excluding the total payroll costs related to new campuses, such expenses increased $696,207, or 11.4%.

Facility costs, including rent expense, increased 39.7% to $3,133,084 in 2011 from $2,243,434 in 2010.  The increase of $889,650 includes $609,134 of base rent and related expense for the Salt Lake City campus and $117,000 of base rent for the Boise campus.  Our lease for the Salt Lake City campus commenced April 1, 2010, and although we received a six-month rent payment holiday from the commencement date, the lease has escalating rental payments over the term of the agreement and we recognized $267,658 of straight-line rent expense over the six-month period.

We awarded $1,025,053 in scholarships in 2011, compared to $449,841 in 2010, representing a $575,212, or 127.9% increase.  This increase was primarily due to additional focus on scholarships for students with U.S. military ties.

Bad debt expense increased $195,598, or 256.5%, to $271,854 in 2011 compared to $76,256 in 2010.  The increase in bad debt expense is consistent with management’s expectations, as our average enrollments increased year-over-year and the U.S. economy has continued to be slow to recover from its recent downturn.

Other factors contributing to the change in educational services and facilities expense include student materials and depreciation expense.  Student materials expense, excluding textbook expense, increased $166,207, or 54.6%, due to increased average enrollments and the opening of two campuses in 2011.  This increase was offset by a $737,362, or 71.4%, decrease in textbook expense caused by the outsourcing of this function in July 2010, as described in the analysis of revenue changes above.  Depreciation expense increased $152,767, or 48.0%, due primarily to increased capital expenditures at established campuses as well as the addition of the two new campuses in the current year.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Year Ended March 31,
Expense	2011	2010
Payroll and related	39.0%	32.4%
Rent and other facility	15.3%	11.8%
Scholarships	5.0%	2.4%
Student materials, excluding textbooks	2.3%	1.6%
Depreciation	2.3%	1.7%
Textbook purchasing	1.4%	5.4%
Bad debt	1.3%	0.4%

Management anticipates that payroll and related expenses will decrease as a percentage of revenues in the near future, assuming modest growth in our total student enrollments.  Our 2011 payroll costs contained significant expansion salaries for new campus openings, and those new campuses should see proportionately larger growth in revenue compared to payroll costs as they mature.  We will also monitor how our faculty and staff levels compare to anticipated student enrollment levels, which are, in general, expected to be lower than recent years.

Likewise, our rent and other facility costs should decrease as a percentage of revenue in the near future, considering the significant amount of rent expense that was recognized for our two new campuses in 2011, including six months of rent prior to the Salt Lake City campus opening.

With respect to the other expenses, we do not anticipate having any textbook expense for our 2012 fiscal year, and we anticipate fewer capital asset additions during our 2012 fiscal year.

With respect to the impact our Salt Lake City and Boise campuses had on our educational services and facilities expense, we anticipate that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment figures.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities increased 37.1% to $5,530,689 in 2011 from $4,033,786 in 2010.  The $1,496,903 increase was primarily due to increased marketing costs, in part related to our rebranding under the Broadview University name in May 2010, as well as additional marketing for the two new campuses opened in the current year.  Marketing costs increased $828,647, or 33.8%, to $3,278,818 in 2011 from $2,450,171 in 2010.

Additionally, the Company classifies various operating costs for expansion campuses as administrative expenses until such campuses commence operations.

We recognized $282,219 of such expenses related to the Salt Lake City and Boise expansion in 2011.  No such expense was recognized during 2010.

Our management fee paid under the SLA increased 33.3% to $900,000 in 2011 from $675,000 in 2010.  Effective January 1, 2010, the Company’s Board of Directors approved increasing the monthly payments from $50,000 to $75,000, based on management’s analysis of the cost and scope of services provided.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Marketing expenses and management fees as a percentage of revenues were 16.0% and 4.4% for 2011, compared to 12.9% and 3.5% for 2010. Non-payroll expansion costs were 1.4% of revenues in 2011, and we did not incur such costs in 2010.  We anticipate that marketing efforts will continue at similar levels in the near future as we continue to emphasize our rebranding and the newer campuses.  The management fee is reviewed as needed, but at a minimum, on an annual basis.  At this time, we do not anticipate a significant change to the management fee in our 2012 fiscal year.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing the Company’s performance. Operating income (loss) decreased 106.7% to an operating loss of $219,460 for 2011 compared to operating income of $3,265,109 for 2010.  The decrease of $3,484,569 was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $1,702,516 in 2011.

Other income

Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account.  Interest income increased 9.4% in 2011, or $2,343, compared to 2010.

Income taxes

The Company recognized an income tax benefit of $63,261 in 2011 compared to expense of $1,254,770 in 2010.  The decrease of $1,318,031, or 105.0%, was primarily due to the decrease in profitability before taxes, attributable to the aforementioned factors.

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

Other income

Other income consists of interest earned on the Company’s excess cash maintained in a bank savings account.  Interest income decreased 34.7% in 2010, or $13,169, from 2009, primarily due to lower interest rates.

Income taxes

The Company recognized income tax expense of $1,254,770 in 2010 compared to $156,574 in 2009.  The increase of $1,098,196, or 701.4%, was primarily due to the increase in income before taxes attributable to the aforementioned factors.  Our effective tax rate increased to 38.1% in 2010 from 34.4% in 2009, primarily due to an increased federal alternative minimum tax liability.

Liquidity and Capital Requirements

The Company financed its operating activities and capital expenditures during the year ended March 31, 2011 primarily through cash provided by operating activities.  Cash and cash equivalents were $4,527,415 at March 31, 2011 compared to $5,591,079 at March 31, 2010.  Most of the Company’s excess cash is held in an interest-bearing bank savings account.  We had no debt at March 31, 2011 or 2010.

Management acknowledges that the current state of the U.S. economy has made credit more difficult to acquire, even for well-qualified borrowers.  As the Company has continued to finance its operating activities and capital expenditures primarily through cash provided by operating activities, management does not believe the current scarcity of available credit presents a material threat to ongoing operations.  We do not have any unused borrowing facilities at March 31, 2011.

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

A portion of the Company’s revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by the Company’s Chairman.  As of March 31, 2011, Myhre Investments, LLC had $1,758,512 in loans outstanding to Broadview University students.

Management believes that the Company has sufficient cash reserves to fulfill its obligations and support operations in the normal course of business through the year ended March 31, 2012.  Management believes that inflation will not have a significant impact on the Company’s business.

Cash Generation and Deployment

In 2011, $1,015,474 of cash was provided by operating activities. Our net loss of $129,040 was offset by several non-cash items such as depreciation expense of $470,983, increased deferred rent of $289,021 and stock-based compensation of $200,500.  Additionally, our textbook inventory decreased $424,802 and accrued expenses increased $136,653.

These changes were offset primarily by a $154,791 decrease of income taxes payable, as well as increased other assets of $120,712 and student receivables of $106,594.

Capital expenditures for property and equipment were $2,046,740 in 2011, due largely to the opening of our Salt Lake City and Boise campuses.  The Company also used $30,000 of cash for financing activities for payment of preferred dividends in arrears to the Company’s Chairman.

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments.  The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account.  Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise.  As of March 31, 2011, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2011 and 2010

C O N T E N T S

 Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	42

FINANCIAL STATEMENTS

Consolidated Balance Sheets	43

Consolidated Statements of Operations	44

Consolidated Statements of Stockholders’ Equity	45

Consolidated Statements of Cash Flows	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSILIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiary
Woodbury, Minnesota

We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiary as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

June 29, 2011

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,527,415	$5,591,079
Student receivables	262,954	156,360
Inventory	-	424,802
Deferred income taxes	-	276,000
Prepaid expenses	97,101	126,714
Other	137,124	16,412

TOTAL CURRENT ASSETS	5,024,594	6,591,367

PROPERTY AND EQUIPMENT, NET	3,000,238	1,424,481

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	401,000	49,000
Goodwill	622,016	622,016

	$9,237,524	$8,876,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$514,217	$491,179
Accrued expenses	371,293	234,640
Student credit balances	50,114	27,113
Due to affiliates	116,119	118,517
Income taxes payable	878	155,669
Deferred income taxes	5,000	-

TOTAL CURRENT LIABILITIES	1,057,621	1,027,118

DEFERRED RENT	571,586	282,565

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,248,252 and 8,218,252 shares issued and outstanding at March 31, 2011 and 2010	82,482	82,182
Additional paid-in capital	4,464,404	4,264,204
Retained earnings	3,056,431	3,215,471

TOTAL STOCKHOLDERS' EQUITY	7,608,317	7,566,857

	$9,237,524	$8,876,540

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010

REVENUES	$20,456,974	$19,041,087

OPERATING EXPENSES
Educational services and facilities	15,145,745	11,742,192
Selling, general and administrative	5,530,689	4,033,786

TOTAL OPERATING EXPENSES	20,676,434	15,775,978

OPERATING INCOME (LOSS)	(219,460)	3,265,109

OTHER INCOME
Interest income	27,159	24,816

INCOME (LOSS) BEFORE TAXES	(192,301)	3,289,925

INCOME TAX EXPENSE (BENEFIT)	(63,261)	1,254,770

NET INCOME (LOSS)	$(129,040)	$2,035,155

EARNINGS (LOSS) PER COMMON SHARE:

Basic	$(.02)	$.25

Diluted	$(.02)	$.23

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock,				Additional
	Series B		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

MARCH 31, 2009	500,000	$5,000	8,108,252	$81,082	$4,037,804	$1,210,316	$5,334,202

Dividends paid	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock	-	-	110,000	1,100	226,400	-	227,500
Net income	-	-	-	-	-	2,035,155	2,035,155

MARCH 31, 2010	500,000	5,000	8,218,252	82,182	4,264,204	3,215,471	7,566,857

Dividends paid	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock	-	-	30,000	300	200,200	-	200,500
Net loss	-	-	-	-	-	(129,040)	(129,040)

MARCH 31, 2011	500,000	$5,000	8,248,252	$82,482	$4,464,404	$3,056,431	$7,608,317

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(129,040)	$2,035,155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	470,983	318,217
Deferred income taxes	(71,000)	1,050,000
Deferred rent	289,021	50,948
Stock-based compensation	200,500	227,500
Changes in operating assets and liabilities:
Student receivables	(106,594)	(28,084)
Inventory	424,802	(117,377)
Prepaid expenses	29,613	(71,924)
Other assets	(120,712)	(82,094)
Accounts payable	23,038	(8,581)
Accrued expenses	136,653	56,662
Student credit balances and restricted cash	23,001	(28,731)
Income taxes payable	(154,791)	141,209

Net cash provided by operating activities	1,015,474	3,542,900

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,046,740)	(384,911)

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred dividends paid	(30,000)	(30,000)
Net change in due to affiliates	(2,398)	118,517

Net cash provided by (used in) financing activities	(32,398)	88,517

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,063,664)	3,246,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,591,079	2,344,573

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,527,415	$5,591,079

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (d/b/a Broadview University and hereafter referred to as “Broadview University” or the “University”).  Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study.  Broadview University delivers these services through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

The Company has rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings.  Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management’s intent to market all current and future locations and programs under a single brand name.

2.           Summary of Significant Accounting Policies

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which amends guidance regarding consolidation of variable interest entities (“VIE’s”) to address the elimination of the concept of a qualifying special purpose entity.  This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of the entity.  Additionally, the standard requires any enterprise that holds a variable interest in a VIE to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  The Company adopted the guidance on April 1, 2010; adoption has not impacted the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services.  The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of the deliverable.  The amendments eliminated the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement.  The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued a new accounting standard which, among other features, amends guidance on disclosures related to accounts receivable and related credit reserves.  The standard requires companies to increase disclosures about the credit quality of certain receivables, including financing and trade receivables, loans, loan syndications, factoring arrangements, and standby letters of credit, and the credit reserves held against them.  The standard was adopted on December 31, 2010 and did not have a material impact on the Company’s disclosures, consolidated financial position or results of operations.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies – (continued)

Recently Issued Accounting Standards – (continued)

In December 2010, the FASB issued amended guidance related to intangibles – goodwill and other.  The amendments modify “Step 1” of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform “Step 2”  of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2011; adoption has not impacted the Company’s consolidated financial condition or results of operations.

Principles of Consolidation

The Company manages its business on the basis of one reporting segment.  The consolidated financial statements include the accounts of Broadview Institute, Inc. and its wholly owned subsidiary. All intercompany transactions were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of expenses during the period reported.  Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant management estimates included allowances for uncollectable student receivables, accrued expenses and the provision for income taxes.

Revenue Recognition

The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year.  Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter.  The Company bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition and lab fees are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include textbook sales and commissions, application fees, merchandise sales and other miscellaneous income; the Company recognizes revenue for these items when earned.

If a student withdraws from a course prior to completion, the Company refunds a portion of the tuition.  The refunded amount is dependent on the timing of the withdrawal.  Tuition revenue is shown net of any refunds.  Because the Company bills its students quarterly for tuition and other academic services, and 100% of these services are generally completed by each quarter end, the Company has no deferred revenue at the end of each quarter.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.  There were no such investments included in cash and cash equivalents at March 31, 2011 or 2010.

U.S. Department of Education (“USDE”) regulations require Title IV program funds received by the Company in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. There were no restricted cash balances at March 31, 2011 or 2010.

Concentration of Credit Risk

Cash accounts are maintained primarily at two financial institutions in the United States.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company has not experienced any losses on its cash and cash equivalents.  At March 31, 2011 and 2010, most of the Company’s cash and cash equivalents were maintained in one bank savings account.

Student Receivables

The Company grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due.  Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances.  Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter.  Management evaluates a number of factors, including the students’ status (i.e. active, withdrawn, etc.), the period of time a balance has been outstanding, and financial aid options that are available to students that may be applied against a balance.  Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days.  The Company’s allowance for doubtful accounts was $55,000 and $30,000 at March 31, 2011 and 2010.

Inventory

Inventory consists primarily of textbooks and is stated at the lower of cost or market, based on the first-in, first-out method.  During July 2010, the Company outsourced textbook sales to a third-party bookstore.  There was no reserve for obsolete inventory at March 31, 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies – (continued)

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

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions.  Based upon its annual impairment testing, management did not believe goodwill was impaired at March 31, 2011 or 2010.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company did not record any impairment charges on long-lived assets during March 31, 2011 or 2010.

Long-Term Liabilities

The Company has no debt.  The Company records rent expense on a straight-line basis over the lease term.  The difference between actual rent payments and the straight-line rent expense is recorded as a long-term liability; this liability will decrease when actual rent payments exceed the straight-line expense.

Advertising Costs

Advertising costs are expensed as incurred. The Company’s advertising expense was approximately $3,300,000 and $2,500,000 for the years ended March 31, 2011 and 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Summary of Significant Accounting Policies – (continued)

Stock-Based Compensation

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The Company had no unrecognized tax benefits at March 31, 2011 and 2010 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

Earnings (Loss) Per Common Share

Earnings (loss) per common share (EPS) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants, restricted stock awards and preferred stock.

The basic income (loss) available to common stockholders was computed as follows:

	Years Ended March 31,
	2011	2010
Net income (loss)	$(129,040)	$2,035,155
Less cumulative dividends	(30,000)	(30,000)
Net income (loss) available to common stockholders	$(159,040)	$2,005,155

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.           Summary of Significant Accounting Policies – (continued)

Earnings (Loss) Per Common Share – (continued)

There were no dilutive instruments during the year ended March 31, 2011 due to the recognition of a net loss for the year.  The outstanding shares used for the diluted EPS were computed as follows:

	March 31,
	2011	2010
Weighted average shares outstanding – basic	8,224,416	8,140,663
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	-	314,776
Restricted stock not vested	-	18,520
Preferred stock	-	500,000
Weighted average shares outstanding - diluted	8,224,416	8,973,959

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 statements.  Such reclassifications did not impact net income (loss) or stockholders’ equity as previously reported.

3.           Property and Equipment

Property and equipment consisted of the following:

	March 31,
	2011	2010

Furniture and equipment	$3,595,087	$1,928,845
Leasehold improvements	1,109,894	729,396
	4,704,981	2,658,241
Less accumulated depreciation	(1,704,743)	(1,233,760)
	$3,000,238	$1,424,481

4.           Income Taxes

The provision for income taxes consists of the following:

	Years Ended March 31,
	2011	2010
Current:
Federal	$5,870	$42,015
State	1,869	162,755
Deferred	(71,000)	1,050,000
	$(63,261)	$1,254,770

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Income Taxes – (continued)

A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision for continuing operations is as follows:

	Years Ended March 31,
	2011	2010

Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	(0.9)	3.2
Federal alternative minimum tax	-	1.3
Other permanent differences	(1.7)	0.2
Other	1.5	(0.6)
	32.9%	38.1%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards and alternative minimum tax credit	$714,000	$728,000
Accounts receivable	21,000	11,000
Accrued expenses	10,000	12,000
Deferred rent	213,000	105,000
	958,000	856,000

Deferred tax liabilities:
Prepaid expenses	(36,000)	(53,000)
Depreciation	(104,000)	(56,000)
Net deferred tax asset before valuation allowance	818,000	747,000
Valuation allowance	(422,000)	(422,000)
Net deferred tax asset	$396,000	$325,000

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

At March 31, 2011, the Company had approximately $168,000 in federal net operating loss carryforwards to reduce future taxable income.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Currently, no jurisdictions are under examination.  No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2011 or 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Income Taxes – (continued)

For federal purposes, tax years 2008-2010 remain open to examination.  Prior to 2008, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years.  For state purposes, the statute of limitations remains open in a similar manner.  The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Myhre for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At March 31, 2011 and 2010, cumulative preferred stock dividends in arrears were $30,000.  Each share of Series B preferred stock is convertible into one share of common stock at any time.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  At March 31, 2011 and 2010, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants.  The warrants expire in March 2015.

Stock Options

There were no stock options granted, exercised or expired during the years ended March 31, 2011 and 2010, and no options were outstanding as of March 31, 2011 or 2010.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 820,000 shares were available for issuance at March 31, 2011 and 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Stockholders’ Equity – (continued)

Restricted Stock Awards

On October 13, 2009, the Company’s Board of Directors (the “Board”) revised its directors’ compensation arrangement for the 2010 and 2011 fiscal years. Under the revised arrangement applicable for those two fiscal years, the Board eliminated cash fees that, under the prior compensation arrangement, would be paid to directors for serving as a director or would be paid to directors for attending Board meetings, and granted each of the five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan.  These shares were valued at $3.25 per share, which was the closing price of the common stock on the grant date.

Four thousand shares of each restricted stock award were vested at the time of grant, reflecting payment for the directors’ services during the first two fiscal quarters of the 2010 fiscal year, and each award continued to vest at a rate of 2,000 shares per quarter beginning with the quarter ending December 31, 2009.

If any director receiving a restricted stock award ceased to serve as a director for any reason during the award’s vesting period, such director’s restricted stock award would have ceased vesting, and all unvested shares pursuant to such award would have been forfeited to the Company without payment of any consideration therefore to the director.

Stock compensation expense for directors was $130,000 for both the years ended March 31, 2011 and 2010.  There is no future expense related to these awards for the year ended March 31, 2012, as all restricted stock awards under the current arrangement have vested as of March 31, 2011.

Other Stock-Based Compensation

On June 16, 2010, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares, respectively, of common stock.  The shares were valued at $2.35 per share, which was the closing price of the common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  Stock compensation expense for officers was $70,500 for the year ended March 31, 2011.

These officers were previously awarded stock bonuses under similar terms in the amount of 20,000 and 10,000 shares, respectively, of common stock on October 13, 2009.  The shares were valued at $3.25 per share, which was the closing price of the common stock on the grant date.  The Company recognized stock compensation expense for officers of $97,500 for the year ended March 31, 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           Stockholders’ Equity – (continued)

Subsequent Events

On June 15, 2011, the Board approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years.  Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan.  These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  Each award will vest at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011.  Future expense related to these awards is expected to be $51,200 for each of the years ended March 31, 2012 and 2013.

If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.

As these restricted stock awards were made under the Equity Incentive Plan, the total number of shares available for issuance under the plan as of June 15, 2011 was reduced to 740,000 shares.

Also on June 15, 2011, the Board awarded stock bonuses to the Company’s CEO and CFO in the amount of 20,000 and 10,000 shares, respectively, of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company will recognize expense of $38,400 related to these awards during the Company’s quarter ending June 30, 2011.

6.           Operating Leases

The University has long-term operating leases for its campus facilities.  All leases provide for additional rent based on shared operating expenses.  Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount

2012	$2,314,000
2013	2,463,000
2014	2,485,000
2015	2,508,000
2016	2,542,000
Thereafter	8,941,000
$21,253,000

Total rent expense for facilities and equipment was approximately $2,350,000 and $1,576,000 for the years ended March 31, 2011 and 2010.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Terry Myhre, the Company’s Chairman (“Mr. Myhre”).  Myhre Investments, LLC had $1,758,512 and $1,532,757 in loans outstanding to University students at March 31, 2011 and 2010.

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The term of the SLA was for one year from the effective date (July 1, 2008), with automatic one-year renewal periods thereafter.  The SLA may be terminated by either party upon 30 days notice.

Under the SLA, the Company paid GU/MSB $50,000 per month for these services from July 1, 2008 through December 31, 2009.  Effective January 1, 2010, the Board approved increasing the payments to $75,000 per month, based on management’s analysis of the cost and scope of services provided.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  Prior to the SLA’s effective date, the Company paid GU/MSB $25,000 per month for these services.  The Company’s expenses for services under the SLA were $900,000 and $675,000 for the years ended March 31, 2011 and 2010.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $390,000 for each of the years ended March 31, 2011 and 2010.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $577,200 for each of the years ended March 31, 2011 and 2010.

Effective January 1, 2011, Broadview University entered into a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 for the year ended March 31, 2011.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           Related Party Transactions – (continued)

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $1,069,616 and $408,618 during the years ended March 31, 2011 and 2010.

The Company also reimburses GU and MSB for other miscellaneous expenditures made by GU and MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  Total payments for these items were $158,842 to MSB and $26,900 to GU during the year ended March 31, 2011.  The Company made payments to MSB totaling $48,340 for these items during the year ended March 31, 2010.

The Company had accounts payable to MSB of $113,903 and $109,417 at March 31, 2011 and 2010.  The Company had accounts payable to GU of $2,215 and $9,100 at March 31, 2011 and 2010.

8.           Employee Benefit Plans

401(k) Savings Plan

The Company participates in a 401(k) employee benefit plan covering eligible employees.  The Company contributes to the plan an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation.  The Company contributed approximately $33,000 to the plan for each of the years ended March 31, 2011 and 2010.

Self-Insured Health Plan

As disclosed in Note 7, the Company participates in a self-insured health plan covering eligible employees. The plan features insured individual and aggregate annual loss limitations.  Expense recognized for claims and administration were approximately $546,000 and $476,000 for the years ended March 31, 2011 and 2010.

9.           Supplementary Disclosures of Cash Flow Information

	Years Ended March 31,
	2011	2010

Cash paid for income taxes	$163,519	$80,000

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           Quarterly Financial Summary (Unaudited)

Summarized unaudited quarterly financial data for 2011 and 2010 are as follows:

QUARTERLY OPERATING RESULTS	Quarters Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2011:
Revenues	$5,440,260	$4,876,295	$5,406,325	$4,734,094
Operating income (loss)	$710,181	$(176,105)	$134,061	$(887,597)
Net income (loss)	$446,731	$(108,813)	$79,363	$(546,321)
Income (loss) per common share:
Basic	$0.05	$(0.01)	$0.01	$(0.07)
Diluted	$0.05	$(0.01)	$0.01	$(0.07)

Year ended March 31, 2010:
Revenues	$3,974,822	$4,540,850	$5,185,421	$5,339,994
Operating income	$552,988	$485,849	$1,048,125	$1,178,147
Net income	$356,240	$287,080	$672,561	$719,274
Income per common share:
Basic	$0.04	$0.03	$0.08	$0.09
Diluted	$0.04	$0.03	$0.07	$0.08

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief financial Offer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, and has concluded that there were no changes during such quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and principal occupations of the Registrant’s board of directors are as follows:
Name of Director	Director Since	Principal Occupation
Terry L. Myhre (Chairman)	2003	President, CEO and owner of Minnesota School of Business; President, CEO and owner of Globe University.
Robert A. Kramarczuk	2004	Director of the Master of Arts in Management and MBA programs of Hamline University in St. Paul, Minnesota
Norman H. Winer	2007	Chief Executive Officer of National Benefits Group, Inc.
James S. Redpath	2008	Officer and Director of the commercial business unit at HLB Tautges Redpath, Ltd., certified public accountants.
Roger Kuhl	2009	Director of Marketing at Minnesota School of Business and Globe University.

The names, ages and present positions of the executive officers of the Registrant are as follows:
Name of Executive Officer	Age	Present Position(s) with Registrant	Business Experience
Jeffrey D. Myhre	37	Chief Executive Officer (CEO)
CEO of the Registrant since February  2008; Divisional COO of Globe University and Minnesota School of Business  (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.

Kenneth J. McCarthy	37	Chief Financial Officer (CFO)	CFO of the Registrant since February 2008; CFO of GU/MSB from March 2003 to present; CPA in assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.

Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.

    The following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;”  information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” information relating to  the audit committee’s membership to the section labeled “Committees of the Board;” information relating to audit committee financial expertise to the section labeled “Audit Committee Independence and Financial Expert Status;” and information relating to Code of Ethics to the section “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

The following table provides information as of March 31, 2011 about the Registrant’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	820,000
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	820,000

(1)           On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company.  Pursuant to the 2006 Plan, 820,000 shares of the Company’s common stock were available for issuance as of March 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections labeled “Independence” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders.

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

BROADVIEW INSTITUTE, INC.
(the “Registrant”)

By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

Date:	June 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey D. Myhre Jeffrey D. Myhre	Chief Executive Officer (principal executive officer)	June 29, 2011
/s/ Kenneth J. McCarthy Kenneth J. McCarthy	Chief Financial Officer (principal financial officer and principal accounting officer)	June 29, 2011
/s/ Terry L. Myhre Terry L. Myhre	Chairman of the Board	June 29, 2011
/s/ James S. Redpath James S. Redpath	Director	June 29, 2011
/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 29, 2011
/s/ Norman H. Winer Norman H. Winer	Director	June 29, 2011
/s/ Roger C. Kuhl Roger C. Kuhl	Director	June 29, 2011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

BROADVIEW INSTITUTE, INC.

(Commission File Number:  0-8505)

E X H I B I T  I N D E X
For
Form 10-K for 2011 fiscal year

Exhibit
2.1
Stock Exchange Agreement by and among the Registrant, C Square Educational Enterprises and the Sellers Party thereto dated July 1, 2005 –incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2005*

3.1
Registrant’s Restated Articles of Incorporation as adopted by the Board September 15, 2006 - incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007*

3.2	Registrant’s Restated Bylaws, as amended to date–incorporated by reference to Exhibit 6(b) to the Registrant’s Registration Statement on Form S-14, Reg. No. 2-55647*
10.1	Common Stock Purchase Warrant dated March 25, 2003, granted by the Registrant to Terry Myhre–incorporated by reference to Exhibit 99.3 to Schedule 13D filed by Terry L. Myhre on May 9, 2003*
10.2
Common Stock Purchase Warrants dated March 30, 2005, as issued by the Registrant to Terry L. Myhre–incorporated by reference to Exhibit 99.6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.3
Investment Representation Letter and Subscription Agreement dated March 30, 2005, by and between the Registrant and Terry L. Myhre–incorporated by reference to Exhibit 99.5 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.4
Lease Agreement dated October 1, 2002, as amended effective June 1, 2004, and July 1, 2005 and as assigned to the Registrant June 30, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.5
Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

Exhibit
10.6
Lease Agreement dated January 1, 2007, by and between C-Square Educational Enterprises, Inc. and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.7
Lease Guaranty dated effective January 1, 2007, by the Registrant and in favor of Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah - incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.8	2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 14, 2006*#
10.9
Service Level Agreement dated June 27, 2008 between Registrant and Globe University, Inc. and Minnesota School of Business, Inc. – incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended March 31, 2008*

10.10
Lease Agreement dated August 1, 2008, by and between C-Square Educational Enterprises, Inc. and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah; guaranteed by the Registrant – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2008*

10.11
Restricted Stock Agreement under the Broadview Institute, Inc. 2006 Equity Incentive Plan dated October 13, 2009 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*#

10.12
Lease Agreement dated November 5, 2009, by and between C-Square Educational Enterprises, Inc. and Boyer South Salt Lake Associates, Ltd. covering property at 240 East Morris Avenue, Salt Lake City, Utah; guaranteed by the Registrant – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

10.13
First Amendment to Service Level Agreement dated November 12, 2009, by and between the Registrant and Globe University, Inc. and Minnesota School of Business, Inc. – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

10.14
Lease Agreement executed March 31, 2011 and effective January 1, 2011, by and between C-Square Educational Enterprises, Inc. and Myhre Holdings-Meridian, LLC covering property at 2750 East Gala Court, Meridian Idaho – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2011.

10.15
Restricted Stock Award Agreement under the Broadview Institute, Inc. 2006 Equity Incentive Plan dated June 15, 2011 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2011.*#

14	Registrant’s Code of Ethics - incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009*

Exhibit
21	Subsidiary of the Registrant Name C-Square Educational Enterprises, Inc.	State of Incorporation Utah
23.1	Consent of Lurie Besikof Lapidus & Company, LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.
** Filed herewith.
# Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.