Form 10-Q
period 2011-06-30
BROADVIEW INSTITUTE INC
filed 2011-08-09
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______

Commission File Number: 000-08505

BROADVIEW INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0641789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8147 Globe Drive, Woodbury, Minnesota 55125

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (651) 332-8000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of August 1, 2011 was 8,358,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

JUNE 30, 2011

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	March 31, 2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,016,275	$4,527,415
Student receivables	100,950	262,954
Prepaid expenses	97,936	97,101
Income taxes receivable	24,505	-
Other	11,031	137,124

TOTAL CURRENT ASSETS	4,250,697	5,024,594

PROPERTY AND EQUIPMENT, NET	3,048,644	3,000,238

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	609,000	401,000
Goodwill	622,016	622,016

	$8,720,033	$9,237,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$391,882	$514,217
Accrued expenses	228,281	371,293
Student credit balances	24,639	50,114
Due to affiliates	81,574	116,119
Income taxes payable	-	878
Deferred income taxes	11,000	5,000

TOTAL CURRENT LIABILITIES	737,376	1,057,621

DEFERRED RENT	706,674	571,586

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,358,252 and 8,248,252 shares issued and outstanding at June 30, 2011 and March 31, 2011	83,582	82,482
Additional paid-in capital	4,514,504	4,464,404
Retained earnings	2,672,897	3,056,431

TOTAL STOCKHOLDERS' EQUITY	7,275,983	7,608,317

	$8,720,033	$9,237,524

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

REVENUES	$4,783,375	$5,440,260

OPERATING EXPENSES
Educational services and facilities	4,060,394	3,491,267
Selling, general and administrative	1,337,817	1,238,812

TOTAL OPERATING EXPENSES	5,398,211	4,730,079

OPERATING INCOME (LOSS)	(614,836)	710,181

OTHER INCOME
Interest income	3,919	8,702

INCOME (LOSS) BEFORE TAXES	(610,917)	718,883

INCOME TAX EXPENSE (BENEFIT)	(227,383)	272,152

NET INCOME (LOSS)	$(383,534)	$446,731

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(.05)	$.05

Diluted	$(.05)	$.05

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(383,534)	$446,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	164,000	93,750
Deferred income taxes	(202,000)	216,000
Deferred rent	135,088	136,510
Stock-based compensation	51,200	103,000
Changes in operating assets and liabilities:
Student receivables	162,004	(22,572)
Inventory	-	209,443
Prepaid expenses	(835)	24,524
Other assets	126,093	-
Accounts payable	(122,335)	79,146
Accrued expenses	(143,012)	40,408
Student credit balances and restricted cash	(25,475)	2,704
Income taxes	(25,383)	(43,848)

Net cash provided by (used in) operating activities	(264,189)	1,285,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(212,406)	(494,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due to affiliates	(34,545)	136,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(511,140)	927,481

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,527,415	5,591,079

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,016,275	$6,518,560

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$100,000

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

Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management's intent to market all current and future locations and programs under a single brand name.

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2011, and the consolidated results of operations and the consolidated cash flows for the three months ended June 30, 2011 and 2010.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2011 and Annual Report to Security Holders filed with the SEC.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

2.             Presentation of Financial Information – (continued)

Recent Accounting Pronouncements

The Company’s management has reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s consolidated financial condition, results of operations, or disclosures.

Reclassifications

Effective during the quarter ended June 30, 2011, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation.  Such reclassifications did not impact total operating expenses, net income (loss) or stockholders’ equity as previously reported.

3.             Earnings (Loss) Per Share

Earnings (loss) per common share (“EPS”) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments.  Potentially dilutive instruments include warrants, restricted stock awards and preferred stock.

The basic income (loss) available to common stockholders was computed as follows:

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$(383,534)	$446,731
Less cumulative dividends	(7,500)	(7,500)
Net income (loss) available to common stockholders	$(391,034)	$439,231

There were no dilutive instruments for the three months ended June 30, 2011 due to the recognition of a net loss for the period.  The outstanding shares used for the diluted EPS were computed as follows:

	June 30,
	2011	2010
Weighted average shares outstanding – basic	8,288,252	8,192,867
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	-	348,434
Restricted stock not vested	-	30,000
Preferred stock	-	500,000
Weighted average shares outstanding – diluted	8,288,252	9,071,301

4.             Stockholders’ Equity

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and single largest shareholder, for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At June 30, 2011, cumulative preferred stock dividends in arrears were $37,500.  Each Series B preferred share is convertible into one share of common stock at any time.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  At June 30, 2011 and 2010, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants.  The warrants expire in March 2015.

Stock Options

There were no stock options granted, exercised or expired during the three months ended June 30, 2011 and 2010, and no options were outstanding as of June 30, 2011 or 2010.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at June 30, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

4.             Stockholders’ Equity – (continued)

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years.  Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan.  These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  Each award will vest at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011.

If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.  Future expense related to these awards is expected to be $89,600.

Stock compensation expense for directors recorded for the three months ended June 30, 2011 was $12,800.  Stock compensation expense for directors under a previous compensation arrangement was $32,500 for the three months ended June 30, 2010.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares, respectively, of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards during the three months ended June 30, 2011.  Stock compensation expense for officers was $70,500 for the three months ended June 30, 2010.

5.             Income Taxes

The Company recognized an income tax benefit of $227,383 for the three months ended June 30, 2011, compared to income tax expense of $272,152 for the three months ended June 30, 2010.  At June 30, 2011, the Company had approximately $655,000 in federal net operating loss carryforwards to reduce future taxable income.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense when assessed.  No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2011 or March 31, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

6.             Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,922,774 and $1,758,512 in loans outstanding to University students at June 30, 2011 and March 31, 2011.

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies owned by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days notice.

The Company’s expenses for services under the SLA were $225,000 for each of the three months ended June 30, 2011 and 2010.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $32,500 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 for each of the three months ended June 30, 2011 and 2010.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 for each of the three months ended June 30, 2011 and 2010.

Effective January 1, 2011, Broadview University entered into a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 for the three months ended June 30, 2011.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $306,313 during the three months ended June 30, 2011.  No such payments were made during the three months ended June 30, 2010.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

6.Related Party Transactions – (continued)

The Company also reimburses GU and MSB for other miscellaneous expenditures made by GU and MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  Total payments for these items were $75,214 to MSB during the three months ended June 30, 2011.  No payments were made to MSB during the three months ended June 30, 2010.  No payments were made to GU during the three months ended June 30, 2011 and 2010.

The Company had accounts payable to MSB of $73,531 and $113,903 at June 30, 2011 and March 31, 2011.  The Company had accounts payable to GU of $8,043 and $2,215 at June 30, 2011 and March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Cautionary Notice Regarding Forward Looking Statements

Certain statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q, any documents incorporated by reference herein, and other written or oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  .  Forward-looking statements provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions.  These forward-looking statements are based on the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial conditions and results.  In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in, or implied by, such statements.  The assumptions, risks and uncertainties include the growth pace of student enrollments, our continued compliance with regulatory requirements, maintaining our accreditation status, availability of funding programs for Broadview University students, our ability to successfully open new campuses, our ability to update and expand academic program offerings, our ability to hire and retain key personnel, rulemaking by the U.S. Department of Education and increased focus by the U.S. Congress on for-profit educational institutions, and general economic and market conditions.  Further information about these and other relevant risks and uncertainties may be found in our annual report on Form 10-K and other Company filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.

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

We work to fulfill this mission by offering a variety of academic programs through Broadview University.  Broadview University is accredited to award diplomas, undergraduate degrees, and master’s degrees in various fields of study.  Broadview University delivers these programs through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho; our Salt Lake City and Boise campuses opened in October 2010 and January 2011, respectively.

We have rebranded the University for the purpose of future expansion both in campus locations as well as degree offerings.  Effective May 2010, C Square Educational Enterprises, Inc. changed its registered d/b/a with the state of Utah from Utah Career College to Broadview University.  It is management’s intent to market all current and future locations and programs under a single brand name.

Our mission places the achievement of our students first, demonstrating our focus on delivering a high quality product.  We believe that this focus has led to our successful expansion and is in line with our commitment to our shareholders to generate long-term sustainable growth and margin expansion.

Key Trends, Developments and Challenges

Revenue Trends

Approximately 97% of our revenues recognized during the three months ended June 30, 2011 were from tuition collected from Broadview University’s students.  As of June 30, 2011, we charged $410 per credit hour for most of our programs with the exception of our nursing program, for which $565 was charged per credit.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.  We believe that our enrollments are influenced by a number of factors, including, but not limited to:

●	the attractiveness of our program offerings;
●	our ability to offer flexible class scheduling;
●	the relative cost of our educational services compared to competitors;
●	our mix of residential and online course offerings;
●	the effectiveness of our marketing and recruiting efforts;
●	the quality of our faculty;
●	the availability of federal and other financial aid;
●	general economic conditions in the regions we operate; and
●	the regulatory environment of our industry.

During the previous nine months, we opened two new branch campuses, including our first campus outside the state of Utah.  Despite these openings, Broadview University had 1,269 students enrolled for the quarter ended June 30, 2011, compared to 1,448 for the corresponding quarter of the prior year, a decrease of 12.4%.  We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several months.  We expect this trend to continue for the foreseeable future due to our recent rebranding efforts, a continued weak economic environment and uncertainty surrounding the impact of new and pending regulations.  Declining enrollments are expected to adversely impact our revenues, financial condition, results of operations and cash flows.

We are committed to a long-term program of sustainable revenue growth, and believe our rebranding efforts, while contributing to the current decline in enrollments, will ultimately position us for improved future growth.  Additionally, in the past year Broadview University has also received accrediting body approval for expansion of our program and degree offerings, delivered both via our residential campuses and our online educational offerings.  This includes offering our first masters-level degree in management.

Regulatory Environment

Broadview University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies.  Particularly, the Higher Education Act of 1965 (the “Higher Education Act”) and the regulations promulgated thereunder by the U.S. Department of Education (“USDE”) subject the University to numerous standards that must be satisfied to participate in the various types of federal aid programs under Title IV of the Higher Education Act (“Title IV”).

The USDE published new regulations in October 2010 and June 2011 regarding program integrity, including final “gainful employment” rules.  Under Title IV regulations, a program of study must prepare learners for gainful employment in a recognized occupation.  The USDE finalized rules regarding academic program compliance with gainful employment regulations, implemented new disclosure and reporting requirements, and changed the requirements for new program approval.

Certain rules for disclosures and new program approval were effective July 1, 2011, and the new reporting requirements are effective October 1, 2011.  We believe we have taken the necessary steps to ensure compliance with these new rules.

Regarding the measurement of academic program compliance with gainful employment, if a particular program does not meet the USDE standards of gainful employment, the program could be subject to increased disclosure requirements, limits on enrollment, termination of Title IV eligibility, and/or other consequences.

Under the final rules, an academic program would be considered to lead to gainful employment if it meets at least one of the following three metrics:

●	at least 35% of former students are repaying their loans (defined as reducing the loan principal balance by at least $1 over a 12-month period);
●	the estimated annual loan payment of a typical graduate does not exceed 30% of his or her discretionary income; or
●	the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.

The first time an academic program fails all three metrics, the institution must disclose to students why the measurement was not achieved and how the failure will be addressed.  After a second failure in a three-year span, institutions must inform students that their debts may be unaffordable after graduation, that the program is at risk of losing eligibility to participate in Title IV programs, and disclose the students’ existing transfer options.  Academic programs that fail all of the metrics for three years in a four-year period would lose their eligibility to participate in Title IV programs.  As these final regulations will be effective July 1, 2012, the first year a program could become ineligible would be June 30, 2015, based on its performance in the three preceding years.

Management is evaluating the Company’s plan for compliance with the above metrics.  Although the final rules provide opportunities to address program deficiencies before the loss of Title IV eligibility, there are several factors beyond our control that could affect our eligibility, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors.  Our exposure to such external factors may inhibit our ability to offer or continue certain programs.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements.

Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2011 and Annual Report to Security Holders filed with the SEC.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended
	June 30,
	2011	2010
Revenues	100.0%	100.0%
Operating Expenses:
Educational services and facilities	84.9	65.0
Selling, general and administrative	28.0	21.9
Total Operating Expenses	112.9	86.9
Operating Income (Loss)	(12.9)	13.1
Other Income	0.1	0.1
Income (Loss) Before Taxes	(12.8)	13.2
Income Tax Expense (Benefit)	(4.8)	5.0
Net Income (Loss)	(8.0)%	8.2%

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Quarter Ended June 30,		Change
	2011	2010	Amount	Percent
Tuition	$4,874,547	$5,145,772	$(271,225)	(5.3)%
Textbook sales	-	364,442	(364,442)	N/A
Textbook commissions	18,514	-	18,514	N/A
Fees and other charges	109,413	102,944	6,469	6.3
Refunds	(219,099)	(172,898)	(46,201)	(26.7)
Total Revenue	$4,783,375	$5,440,260	$(656,885)	(12.1)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Our enrollments decreased by 179 students, or 12.4%, to 1,269 for the quarter ended June 30, 2011 compared to 1,448 for the corresponding quarter of the previous year. The decreased enrollments were partially offset by tuition rate increases ranging from 4.6% to 6.5% effective July 2010.

Like many institutions in our industry, we have noticed a general softening of new student interest over the past several months.  While regulatory uncertainty and negative publicity toward for-profit post-secondary education has likely contributed to the cooling of new student interest across the industry, management attributes some of our decline to the fact that we rebranded to the Broadview University name in May 2010.  We expect there to be some adjustment time continuing through our current fiscal year in the communities where we operate for the rebranding to take hold.

Additionally, our two newest branch campuses have experienced relatively slow starts, with a combined enrollment of 116 students at June 30, 2011, but we do anticipate that these campuses are poised for growth over the course of the next year.  Enrollments at these campuses increased 30.3% from our quarter ended March 31, 2011.  We expect fiscal 2012 to be a challenging year, but we are optimistic that our continued marketing efforts and potential for growth at our newest campuses and our online programs will result in modest tuition revenue growth for the Company.

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

Fees and Other Charges

Fees and other charges increased 6.3% compared to the same quarter of the previous year primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 16.3% to $4,060,394 for the quarter ended June 30, 2011 from $3,491,267 for the same quarter of the previous year.  The $569,127 increase was primarily due to direct costs to support two additional branch campuses.  Total educational services and facilities expenses for our Salt Lake City and Boise campuses were $1,033,734 for the quarter ended June 30, 2011.  Such expenses at our three campuses and online operations that were operating in both the current year and prior year quarters, excluding textbook expenses recognized in the three months ended June 30, 2010, decreased $186,304, or 5.8%.

Overall payroll-related expenses increased 13.5% to $2,143,887 in the quarter ended June 30, 2011 compared to $1,889,006 in the same quarter of the prior year.  Payroll-related expenses at our Salt Lake City and Boise campuses were $508,440 during the quarter ended June 30, 2011.  Excluding the payroll costs related these campuses, such expenses decreased $253,559, or 13.4%, compared to the same quarter of the previous year.

Facility costs, including rent expense, increased 25.4% to $940,634 in the quarter ended June 30, 2011 from $750,270 in the same quarter of the prior year.  The increase of $190,365 is primarily related to rent expense for our Boise campus, which was $117,000 for the three months ended June 30, 2011.  Our lease for the Salt Lake City campus commenced April 1, 2010, and although we received a six-month rent payment holiday from the commencement date, the lease has escalating rental payments over the term of the agreement and we recognized $133,929 of straight-line rent expense during the three months ended June 30, 2010.

Other factors contributing to the change in educational services and facilities expense include student materials, health insurance, and depreciation expense.  Student materials expense, excluding textbook expense, increased $122,060, or 251.3%, due to the two new campuses operating in the current year quarter, as well as increased purchasing related to our nursing program.  This increase was offset by a $276,573, or 99.4%, decrease in textbook expense caused by the outsourcing of this function in July 2010, as described in the analysis of revenue changes above.  Expense for health insurance and related claims increased $115,188, or 469.9%, comparing the three months ended June 30, 2011 to the same quarter of the prior year.  Depreciation expense increased $70,250, or 74.9%, due primarily to increased capital expenditures for the two newest campuses.

Additionally, we awarded $282,987 in scholarships during the three months ended June 30, 2011, compared to $205,142 in the same quarter of the prior year, representing a $77,845, or 38.0% increase.  This increase was primarily due to additional focus on scholarships for students with U.S. military ties.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Quarter Ended June 30,
Expense	2011	2010
Payroll and related	44.8%	34.7%
Rent and other facility	19.7%	13.8%
Scholarships	5.9%	3.8%
Student materials, excluding textbooks	3.6%	0.9%
Depreciation	3.4%	1.7%
Health insurance	2.9%	0.5%
Textbook purchasing	0.0%	5.1%

In total, educational services and facilities expenses increased to 84.9% of revenues for the quarter ended June 30, 2011, compared to 64.2% for the same quarter of the prior year.  As discussed above, our Salt Lake City and Boise campus openings in the past nine months had a significant impact on these expenses and their percentages of revenues.  Historically we have anticipated that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment levels.  Based on projected enrollment data, we do not expect these newer campuses will achieve profitable enrollment levels during our fiscal year ending March 31, 2012.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities increased 7.9% to $1,337,817 for the three months ended June 30, 2011 from $1,238,812 in the same quarter of the prior year.  The $99,005 increase was primarily due to increased marketing costs, in part related to our rebranding under the Broadview University name, as well as additional marketing for our Salt Lake City and Boise campuses.  Marketing costs increased $267,356, or 44.6%, to $866,484 for the three months ended June 30, 2011 from $599,129 for the same quarter of the prior year.

The increase in marketing expenses was primarily offset by decreased stock-based compensation expense for officers and directors and decreased expansion costs.  Stock-based compensation expense decreased $51,800, or 50.3%, to $51,200 for the three months ended June 30, 2011 compared to $103,000 for the same quarter of the prior year.  We classify various expenditures for expansion campuses as administrative expenses until such campuses commence operations.  We had no such expense during the three months ended June 30, 2011. Our corporate expense was $67,259 during the same quarter of the prior year, primarily due to expenses incurred prior to our Salt Lake City campus opening.

Our management fee paid under the SLA was $225,000 for each of the quarters ended June 30, 2011 and 2010. The management fee is reviewed as needed, but at a minimum, on an annual basis.  At this time, we do not anticipate a significant change to the management fee in our 2012 fiscal year.

Marketing expenses as a percentage of revenues were 18.1% and 11.0% for the quarters ended June 30, 2011 and 2010.  We anticipate that marketing efforts will continue at similar levels in the near future as we continue to emphasize our rebranding and the newer campuses.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Operating income (loss) decreased 186.6% to an operating loss of $614,836 for the three months ended June 30, 2011 compared to operating income of $710,181 for the same quarter of the prior year.  The decrease of $1,325,017 was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $730,172 for the three months ended June 30, 2011.

Other income

Other income consists of interest earned on excess cash maintained in a bank savings account.  Interest income decreased 55.0% or $4,783, comparing the quarter ended June 30, 2011 to the same quarter of the prior year.

Income taxes

We recognized an income tax benefit of $227,383 for the three months ended June 30, 2011 compared to expense of $272,152 for the same quarter of the prior year.  The decrease of $499,535, or 183.6%, was primarily due to the decrease in profitability before taxes, attributable to the aforementioned factors.

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the three months ended June 30, 2011 primarily through cash used in operating activities.  Cash and cash equivalents were $4,016,275 at June 30, 2011 compared to $4,527,415 at March 31, 2011.  Most of our excess cash is held in an interest-bearing bank savings account.  We did not have any outstanding debt or any unused borrowing facilities at June 30, 2011 and March 31, 2011.

A significant portion of our revenues are derived from Title IV programs administered by the USDE.  Federal regulations dictate the timing of disbursements under Title IV programs.  Students must apply for new loans and grants each award year, which starts July 1.  Loan funds are generally provided by lenders in multiple disbursements for each academic year.  The disbursements are usually received beginning in the second week of each academic quarter.  These factors, together with the timing of our students beginning their programs, affect our operating cash flow.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by our Chairman.  As of June 30, 2011, Myhre Investments, LLC had $1,922,774 in loans outstanding to Broadview University students.

Management believes that we have sufficient cash reserves to fulfill our obligations and support operations in the normal course of business through the year ended March 31, 2012.  Management further believes that inflation will not have a significant impact on our business.  We used $264,189 of cash in our operating activities for the three months ended June 30, 2011, primarily due to our net loss of $383,534 recognized during the quarter.  Other factors in the net usage of cash for operations included a $202,000 increase in deferred income taxes and a $265,347 decrease in accounts payable and accrued expenses.  These factors were partially offset by decreased student receivables and other assets totaling $288,097 and a $135,088 increase in our deferred rent liability.  Capital expenditures for property and equipment were $212,406 during the three months ended June 30, 2011

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in a savings account maintained at a domestic bank.  The market risk on such investments is minimal.  We have no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and management does not anticipate making such investments in the future.  We do not have receivables from foreign customers, and are not exposed to foreign currency exchange rate risk arising from transactions in the normal course of business with foreign individuals or entities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that our disclosure controls and procedures were effective as of this date.

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

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:
August 9, 2011	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer