Form 10-Q
period 2011-09-30
BROADVIEW INSTITUTE INC
filed 2011-11-10
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of November 1, 2011 was 8,358,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

SEPTEMBER 30, 2011

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,068,597	$4,527,415
Student receivables	268,741	262,954
Due from affiliates	42,469	-
Prepaid expenses	89,267	97,101
Income taxes receivable	49,122	-
Other	-	137,124
TOTAL CURRENT ASSETS	3,518,196	5,024,594

PROPERTY AND EQUIPMENT, NET	3,023,016	3,000,238

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	981,000	401,000
Goodwill	622,016	622,016
	$8,333,904	$9,237,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$349,477	$514,217
Accrued expenses	268,725	371,293
Student credit balances	91,404	50,114
Due to affiliates	275,451	116,119
Income taxes payable	-	878
Deferred income taxes	11,000	5,000
TOTAL CURRENT LIABILITIES	996,057	1,057,621

DEFERRED RENT	711,967	571,586

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,358,252 and 8,248,252 shares issued and outstanding at September 30, 2011 and March 31, 2011	83,582	82,482
Additional paid-in capital	4,527,304	4,464,404
Retained earnings	2,009,994	3,056,431
TOTAL STOCKHOLDERS' EQUITY	6,625,880	7,608,317
	$8,333,904	$9,237,524

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$4,311,675	$4,876,295	$9,095,050	$10,316,555

OPERATING EXPENSES
Educational services and facilities	3,955,770	3,425,387	8,016,164	6,916,654
Selling, general and administrative	1,387,864	1,627,013	2,725,681	2,865,825

TOTAL OPERATING EXPENSES	5,343,634	5,052,400	10,741,845	9,782,479

OPERATING INCOME (LOSS)	(1,031,959)	(176,105)	(1,646,795)	534,076

OTHER INCOME	2,439	7,134	6,358	15,836

INCOME (LOSS) BEFORE INCOME TAXES	(1,029,520)	(168,971)	(1,640,437)	549,912

INCOME TAX EXPENSE (BENEFIT)	(396,617)	(60,158)	(624,000)	211,994

NET INCOME (LOSS)	$(632,903)	$(108,813)	$(1,016,437)	$337,918

EARNINGS (LOSS) PER SHARE:

Basic	$(0.08)	$(0.01)	$(0.12)	$0.04

Diluted	$(0.08)	$(0.01)	$(0.12)	$0.04

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,016,437)	$337,918
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	350,000	190,749
Deferred income taxes	(574,000)	174,000
Deferred rent	140,381	273,020
Stock-based compensation	64,000	135,500
Changes in operating assets and liabilities:
Student receivables	(5,787)	51,895
Inventory	-	215,293
Prepaid expenses	7,834	66,568
Other assets	137,124	(53,404)
Accounts payable and accrued expenses	(267,308)	(98,141)
Student credit balances	41,290	49,808
Income taxes	(50,000)	(62,006)
Net cash provided by (used in) operating activities	(1,172,903)	1,281,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(372,778)	(1,054,120)
Net change in due from affiliates	(42,469)	-
Net cash used in investing activities	(415,247)	(1,054,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due to affiliates	159,332	(35,099)
Preferred dividends paid	(30,000)	(30,000)
Net cash provided by (used in) financing activities	129,332	(65,099)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,458,818)	161,981

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,527,415	5,591,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,068,597	$5,753,060

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$100,000
Non-cash activities:
Other current assets for inventory returns	$-	$209,509

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2011, the consolidated results of operations and the consolidated cash flows for the three and six months ended September 30, 2011 and 2010.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

2.            Presentation of Financial Information – (continued)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, which is included in Accounting Standards Codification (“ASC”) 350, Testing Goodwill for Impairment.  The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test.  The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012.  The Company’s management is evaluating any potential impact on the Company’s financial condition, results of operations, or disclosures.

Reclassifications

The Company’s management made changes in the current fiscal year to the Company’s financial statement presentation of operating expenses, and reclassified prior periods to conform to the current presentation.  Such reclassifications did not impact total operating expenses, net income (loss) or stockholders’ equity as previously reported.

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

The basic income (loss) available to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(632,903)	$(108,813)	$(1,016,437)	$337,918
Cumulative dividends	(7,500)	(7,500)	(15,000)	(15,000)
Net income (loss) available to common stockholders	$(640,403)	$(116,313)	$(1,031,437)	$322,918

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

3.            Earnings (Loss) Per Share – (continued)

The outstanding shares used for the diluted EPS were computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares outstanding – basic	8,298,252	8,228,252	8,293,279	8,230,655
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	-	-	-	335,700
Restricted stock not vested	-	-	-	20,000
Preferred stock	-	-	-	500,000
Weighted average shares – diluted	8,298,252	8,228,252	8,293,279	9,086,355

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and single largest shareholder, for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At September 30, 2011, cumulative preferred stock dividends in arrears were $15,000.  Each Series B preferred share is convertible into one share of common stock at any time.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  At September 30, 2011 and 2010, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants.  The warrants expire in March 2015.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

4.           Stockholders’ Equity – (continued)

Stock Options

There were no stock options granted, exercised or expired during the three and six months ended September 30, 2011 and 2010, and no options were outstanding as of September 30, 2011 or 2010.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at September 30, 2011.

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

If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.  Future expense related to these awards is expected to be $76,800.  Stock compensation expense for directors recorded for the three and six months ended September 30, 2011 was $12,800 and $25,600.

Stock compensation expense for directors under a previous compensation arrangement was $32,500 and $65,000 for the three and six months ended September 30, 2010.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards for the three months ended June 30, 2011; no stock compensation expense for officers was recognized for the three months ended September 30, 2011.

Stock compensation expense for officers was $70,500 for the three months ended June 30, 2010; no stock compensation expense for officers was recognized for the three months ended September 30, 2010.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.           Income Taxes

At September 30, 2011, the Company had approximately $1,670,000 in federal net operating loss carryforwards to reduce future taxable income, which expire beginning after the Company’s fiscal year ending March 31, 2026.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense when assessed.  No liability was recorded for interest or penalties related to uncertain tax positions at September 30, 2011 or March 31, 2011.

6.           Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,729,522 and $1,758,512 in loans outstanding to University students at September 30, 2011 and March 31, 2011.

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

The Company’s expenses for services under the SLA were $225,000 and $450,000 for each of the three and six month periods ended September 30, 2011 and 2010.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $32,500 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 and $195,000 for each of the three and six month periods ended September 30, 2011 and 2010.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

6.Related Party Transactions – (continued)

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 and $288,600 for each of the three and six month periods ended September 30, 2011 and 2010.

Effective January 1, 2011, Broadview University entered into a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 and $234,000 for the three and six month periods ended September 30, 2011.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $151,660 and $457,973 during the three and six month periods ended September 30, 2011.  Payments for these items were $496,144 during the three and six month periods ended September 30, 2010.

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third-party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  Total payments to MSB for such activity were $232,650 and $251,172 during the three and six month periods ended September 30, 2011.  Commission payments are remitted to GU for all textbook sales to these three entities.  Commissions earned by the Company that were remitted to GU totaled $50,512 and $56,756 for the three and six month periods ended September 30, 2011.

The Company also may reimburse GU and MSB for other miscellaneous expenditures made by GU and MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  Total payments to MSB for these items were $28,636 and $103,850 during the three and six month periods ended September 30, 2011.  Total payments to MSB for these items were $46,316 for the three and six month periods ended September 30, 2010.  No payments were made to GU during the three and six month periods ended September 30, 2011 and 2010.

The Company had a due to affiliate balance for MSB of $275,451 and $113,903 at September 30, 2011 and March 31, 2011.  The Company had a due from affiliate for GU of $42,469 at September 30, 2011 and a due to affiliate balance for GU of $2,215 at March 31, 2011.

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

Key Trends, Developments and Challenges

Revenue Trends

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  As of September 30, 2011, we charged $410 per credit hour for most of our programs with the exception of our nursing program, for which $565 was charged per credit.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.  We believe that our enrollments are influenced by a number of factors, including, but not limited to:

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

Since October 2010, we have opened two new branch campuses, including our first campus outside the state of Utah.  Despite these openings, Broadview University had 1,159 students enrolled for the quarter ended September 30, 2011, compared to 1,300 for the corresponding quarter of the prior year, a decrease of 10.8%.  Combined enrollments for the two newest campuses was 145 students for the quarter ended September 30, 2011.

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several months.  Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased.  We expect this trend to continue in the near term.  Additionally, we believe the University’s lead flow was negatively impacted in the short term due to our rebranding efforts implemented in May 2010.  Declining enrollments are expected to adversely impact our revenues, financial condition, results of operations and cash flows.

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

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Educational services and facilities	91.8	70.2	88.1	67.0
Selling, general and administrative	32.2	33.4	30.0	27.9
Total Operating Expenses	124.0	103.6	118.1	94.9

Operating Income (Loss)	(24.0)	(3.6)	(18.1)	5.1

Other Income	0.1	0.2	0.1	0.2
Income (Loss) Before Income Taxes	(23.9)	(3.4)	(18.0)	5.3

Income Tax Expense (Benefit)	(9.2)	(1.2)	(6.8)	2.0
Net Income (Loss)	(14.7)%	(2.2)%	(11.2)%	3.3%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Quarter Ended September 30,		Change
	2011	2010	Amount	Percent
Tuition	$4,314,569	$4,839,062	$(524,493)	(10.8	) %
Textbook sales	-	-	-	N/A
Textbook commissions	51,421	80,809	(29,388)	(36.4)
Fees and other charges	107,305	104,388	2,917	2.8
Refunds	(161,620)	(147,964)	(13,656)	(9.2)
Total revenue	$4,311,675	$4,876,295	$(564,620)	(11.6	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Total enrollments decreased by 141 students, or 10.8%, to 1,159 for the quarter ended September 30, 2011 compared to 1,300 for the corresponding quarter of the previous year.  Enrollments for the quarter ended September 30, 2011 include 145 students enrolled at our Salt Lake City, Utah and Boise, Idaho campuses, which opened October 2010 and January 2011, respectively.  Enrollments at these campuses increased 62.9% during the first six months of the current year.  Comparing only campuses in operation for both quarters ended September 30, 2011 and 2010, our enrollments decreased 22.0% for the quarter ended September 30, 2011 compared to the corresponding quarter of the previous year.

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

The decrease in textbook commissions was primarily due to timing of the conversion to outsourcing in the prior year, compared to timing of textbook ordering in the current year.

Fees and Other Charges

Fees and other charges increased primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 15.5% to $3,955,770 for the quarter ended September 30, 2011 from $3,425,387 for the same quarter of the previous year.  The $530,383 increase was primarily due to direct costs to support two additional branch campuses.  Total educational services and facilities expenses for our Salt Lake City and Boise campuses were $1,063,738 for the quarter ended September 30, 2011.  Such expenses at our three campuses and online operations that were operating in both the current year and prior year quarters decreased $399,427, or 12.1%.

Overall payroll-related expenses increased 4.6% to $2,041,415 in the quarter ended September 30, 2011 compared to $1,950,775 in the same quarter of the prior year.  Payroll-related expenses at our Salt Lake City and Boise campuses were $489,591 during the quarter ended September 30, 2011.  Excluding the payroll costs related these campuses, such expenses decreased $398,952, or 20.5%, compared to the same quarter of the previous year.

Facility costs, including rent expense, increased 35.9% to $943,699 in the quarter ended September 30, 2011 from $694,543 in the same quarter of the prior year.  The increase of $249,157 is primarily related to rent expense for our Boise campus, which was $117,000 for the three months ended September 30, 2011.  Other facility costs for our Salt Lake City and Boise campuses were $63,767 during the quarter ended September 30, 2011.

Our lease for the Salt Lake City campus commenced April 1, 2010, and although we received a six-month rent payment holiday from the commencement date, the lease has escalating rental payments over the term of the agreement and we recognized $133,929 of straight-line rent expense during the three months ended September 30, 2010.

Other factors contributing to the change in educational services and facilities expense include depreciation expense, student materials, and health insurance.  Depreciation expense increased $91,000, or 95.8%, due primarily to increased capital expenditures for the two newest campuses.  Student materials expense increased $61,847, or 52.5%, due to the two new campuses operating in the current year quarter, as well as increased purchasing related to our nursing program. Expense for health insurance and related claims increased $57,486, or 68.4%, comparing the three months ended September 30, 2011 to the same quarter of the prior year.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Quarter Ended September 30,
Expense	2011	2010
Payroll and related	47.3%	40.0%
Rent and other facility	21.9%	14.2%
Scholarships	5.5%	5.4%
Depreciation	4.3%	1.9%
Student materials	4.2%	2.4%
Health insurance	3.3%	1.7%

In total, educational services and facilities expenses increased to 91.8% of revenues for the quarter ended September 30, 2011, compared to 70.2% for the same quarter of the prior year.  As discussed above, our Salt Lake City and Boise campus openings in the past nine months had a significant impact on these expenses and their percentages of revenues.  Historically we have anticipated that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment levels.  Based on projected enrollment data, we do not expect these newer campuses will achieve profitable enrollment levels during our fiscal year ending March 31, 2012.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 14.7% to $1,387,864 for the three months ended September 30, 2011 from $1,627,013 in the same quarter of the prior year.  The $239,149 decrease was primarily due to these expansion costs.  We classify various expenditures for expansion campuses as administrative expenses until such campuses commence operations.  We had no such expense during the three months ended September 30, 2011. Our corporate expense was $243,410 during the same quarter of the prior year, primarily due to expenses incurred prior to our Salt Lake City campus opening.

These costs were offset by increased marketing costs, in part related to our rebranding under the Broadview University name, as well as additional marketing for our Salt Lake City and Boise campuses.  Marketing costs increased $69,956, or 8.2%, to $928,222 for the three months ended September 30, 2011 from $858,266 for the same quarter of the prior year.

Marketing expenses as a percentage of revenues were 21.5% and 17.6% for the quarters ended September 30, 2011 and 2010.  We anticipate that marketing efforts will continue at similar levels in the near future as we continue to emphasize our rebranding and the newer campuses.

Our management fee paid under the SLA was $225,000 for each of the quarters ended September 30, 2011 and 2010. The management fee is reviewed as needed, but at a minimum, on an annual basis.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 486.0% to $1,031,959 for the three months ended September 30, 2011 compared to $176,105 for the same quarter of the prior year.  The increase of $855,854 was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $666,731 for the three months ended September 30, 2011.

Other income

Other income consists of interest earned on excess cash maintained in a bank savings account.  Interest income decreased 65.8%, or $4,695, comparing the quarter ended September 30, 2011 to the same quarter of the prior year.

Income taxes

We recognized an income tax benefit of $396,617 for the three months ended September 30, 2011 compared to a benefit of $60,158 for the same quarter of the prior year.  The increase in benefit of $336,459, or 559.3%, was primarily due to the increase in loss before taxes, attributable to the aforementioned factors.

Six Months Ended September 30, 2011 Compared with Six Months Ended September 30, 2010

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Six Months Ended September 30,		Change
	2011	2010	Amount	Percent
Tuition	$9,189,116	$9,984,834	$(795,718)	(8.0	) %
Textbook sales	-	364,442	(364,442)	N/A
Textbook commissions	69,935	80,809	(10,874)	(13.5)
Fees and other charges	216,718	207,333	9,385	4.5
Refunds	(380,719)	(320,863)	(59,856)	(18.7)
Total revenue	$9,095,050	$10,316,555	$(1,221,505)	(11.8	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Average enrollments for the six months ended September 30, 2011 decreased by 160 students, or 11.6%, to 1,214 for the six months ended September 30, 2011 compared to 1,374 for the corresponding period of the previous year.  Average enrollments at our Salt Lake City, Utah and Boise, Idaho campuses, which opened October 2010 and January 2011, respectively, were 131 students for the six months ended September 30, 2011.  Enrollments at these campuses increased 62.9% during the six months ended September 30, 2011.  Comparing only campuses in operation for both six-month periods ended September 30, 2011 and 2010, average enrollments decreased 21.1% for the six months ended September 30, 2011 compared to the corresponding period of the previous year.

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

The decrease in textbook commissions was primarily due to timing of the conversion to outsourcing in the prior year, compared to timing of textbook ordering in the current year.

Fees and Other Charges

Fees and other charges increased primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 15.9% to $8,016,164 for the six months ended September 30, 2011 from $6,916,654 for the same period of the previous year.  The $1,099,510 increase was primarily due to direct costs to support two additional branch campuses.  Total educational services and facilities expenses for our Salt Lake City and Boise campuses were $2,097,471 for the six months ended September 30, 2011.

Such expenses at our three campuses and online operations that were operating in both the current year and prior year periods decreased $730,302, or 11.0%.

Overall payroll-related expenses increased 9.0% to $4,185,302 in the six months ended September 30, 2011 compared to $3,839,780 in the same period of the prior year.  Payroll-related expenses at our Salt Lake City and Boise campuses were $998,031 during the six months ended September 30, 2011.  Excluding the payroll costs related to these campuses, such expenses decreased $652,509, or 17.0%, compared to the same period of the previous year.

Facility costs, including rent expense, increased 30.4% to $1,884,333 in the six months ended September 30, 2011 from $1,444,812 in the same period of the prior year.  The increase of $439,521 is primarily related to rent expense for our Boise campus, which was $234,000 for the six months ended September 30, 2011.  Other facility costs for our Salt Lake City and Boise campuses were $134,721 during the six months ended September 30, 2011.

Our lease for the Salt Lake City campus commenced April 1, 2010, and although we received a six-month rent payment holiday from the commencement date, the lease has escalating rental payments over the term of the agreement and we recognized $267,658 of straight-line rent expense during the six months ended September 30, 2010.

Other factors contributing to the change in educational services and facilities expense include student materials, health insurance, and depreciation expense.  Student materials expense increased $183,907, or 110.5%, due to the two new campuses operating in the current year period, as well as increased purchasing related to our nursing program. Expense for health insurance and related claims increased $172,675, or 159.0%, comparing the six months ended September 30, 2011 to the same period of the prior year.  Depreciation expense increased $161,250, or 85.4%, due primarily to increased capital expenditures for the two newest campuses.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Six Months Ended September 30,
Expense	2011	2010
Payroll and related	46.0%	37.2%
Rent and other facility	20.7%	14.0%
Scholarships	5.7%	4.5%
Depreciation	3.8%	1.8%
Student materials	3.9%	1.6%
Health insurance	3.1%	1.1%

In total, educational services and facilities expenses increased to 88.1% of revenues for the six months ended September 30, 2011, compared to 67.0% for the same period of the prior year.  As discussed above, our Salt Lake City and Boise campus openings in the past nine months had a significant impact on these expenses and their percentages of revenues.  Historically we have anticipated that operating costs for any new campus openings will likely exceed new campus revenues for a period of four to six quarters, which is generally the length of time a new campus takes to achieve profitable enrollment levels.  Based on projected enrollment data, we do not expect these newer campuses will achieve profitable enrollment levels during our fiscal year ending March 31, 2012.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 4.9% to $2,725,681 for the six months ended September 30, 2011 from $2,865,825 in the same period of the prior year.  The $140,144 decrease was primarily due to these expansion costs in the prior year period.  We classify various expenditures for expansion campuses as administrative expenses until such campuses commence operations.  We had no such expense during the six months ended September 30, 2011. Our corporate expense was $310,669 during the same period of the prior year, primarily due to expenses incurred prior to our Salt Lake City campus opening.

During the six months ended September 30, 2011, our marketing costs increased $337,311, or 23.1% to $1,794,706 compared to $1,457,395 for the same period of the prior year.  The increase was related to our rebranding under the Broadview University name, as well as additional marketing for our Salt Lake City and Boise campuses.

Marketing expenses as a percentage of revenues were 19.7% and 14.1% for the six months ended September 30, 2011 and 2010, respectively.  We anticipate that marketing efforts will continue at similar levels in the near future as we continue to emphasize our rebranding and the newer campuses.

Our management fee paid under the SLA was $450,000 for each of the six month periods ended September 30, 2011 and 2010. The management fee is reviewed as needed, but at a minimum, on an annual basis.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Operating income (loss) decreased 408.3% to an operating loss of $1,646,795 for the six months ended September 30, 2011 compared to operating income of $534,076 for the same period of the prior year.  The decrease of $2,180,871 was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $1,397,686 for the six months ended September 30, 2011.

Other income

Other income consists of interest earned on excess cash maintained in a bank savings account.  Interest income decreased 59.9%, or $9,478, comparing the six months ended September 30, 2011 to the same period of the prior year.

Income taxes

We recognized an income tax benefit of $624,000 for the six months ended September 30, 2011 compared to expense of $211,994 for the same period of the prior year.  The decrease of $835,994, or 394.3%, was primarily due to the decrease in profitability before taxes, attributable to the aforementioned factors.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash flows from operations.  Cash and cash equivalents were $3,068,597 at September 30, 2011 compared to $4,527,415 at March 31, 2011.  Most of our excess cash is held in an interest-bearing bank savings account.  We did not have any outstanding debt or any unused borrowing facilities at September 30, 2011 and March 31, 2011.

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

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by our Chairman.  As of September 30, 2011, Myhre Investments, LLC had $1,729,522 in loans outstanding to Broadview University students.

Management believes that we have sufficient cash reserves to fulfill our obligations and support operations in the normal course of business through the year ended March 31, 2012.  Management further believes that inflation will not have a significant impact on our business.  We used $1,172,903 of cash in our operating activities for the six months ended September 30, 2011, primarily due to our net loss of $1,016,437 recognized during the period.  Other factors in the net usage of cash for operations included a $574,000 increase in deferred income taxes and a $267,308 decrease in accounts payable and accrued expenses.  These factors were partially offset by depreciation expense of $350,000 and a $140,381 increase in our deferred rent liability.  The net change in balances due to or receivable from affiliates was an increase of $116,863.  Capital expenditures for property and equipment were $372,778 during the six months ended September 30, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that our disclosure controls and procedures were effective as of this date.

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

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:
November 10, 2011	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer