Form 10-Q
period 2011-12-31
BROADVIEW INSTITUTE INC
filed 2012-02-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of February 1, 2012 was 8,358,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

DECEMBER 31, 2011

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,528,105	$4,527,415
Student receivables	223,274	262,954
Due from affiliates	67,974	-
Prepaid expenses	76,857	97,101
Income taxes receivable	50,000	-
Other	-	137,124
TOTAL CURRENT ASSETS	2,946,210	5,024,594

PROPERTY AND EQUIPMENT, NET	2,905,705	3,000,238

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	1,183,000	401,000
Goodwill	622,016	622,016

	$7,846,607	$9,237,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$522,270	$514,217
Accrued expenses	51,587	371,293
Student credit balances	64,682	50,114
Due to affiliates	155,503	116,119
Income taxes payable	-	878
Deferred income taxes	11,000	5,000
TOTAL CURRENT LIABILITIES	805,042	1,057,621

DEFERRED RENT	717,264	571,586

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 8,358,252 and 8,248,252 shares issued and outstanding at December 31, 2011 and March 31, 2011	83,582	82,482
Additional paid-in capital	4,540,104	4,464,404
Retained earnings	1,695,615	3,056,431

TOTAL STOCKHOLDERS' EQUITY	6,324,301	7,608,317

	$7,846,607	$9,237,524

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

REVENUES	$4,504,490	$5,406,325	$13,599,540	$15,722,880

OPERATING EXPENSES
Educational services and facilities	3,724,131	3,687,763	11,740,295	10,604,415
Selling, general and administrative	1,298,642	1,584,501	4,024,323	4,450,328

TOTAL OPERATING EXPENSES	5,022,773	5,272,264	15,764,618	15,054,743

OPERATING INCOME (LOSS)	(518,283)	134,061	(2,165,078)	668,137

OTHER INCOME	1,904	6,338	8,262	22,174

INCOME (LOSS) BEFORE INCOME TAXES	(516,379)	140,399	(2,156,816)	690,311

INCOME TAX EXPENSE (BENEFIT)	(202,000)	61,036	(826,000)	273,030

NET INCOME (LOSS)	$(314,379)	$79,363	$(1,330,816)	$417,281

EARNINGS (LOSS) PER SHARE:

Basic	$(0.04)	$0.01	$(0.16)	$0.05

Diluted	$(0.04)	$0.01	$(0.16)	$0.05

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,330,816)	$417,281
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	500,000	316,250
Deferred income taxes	(776,000)	144,000
Deferred rent	145,678	281,021
Stock-based compensation	76,800	168,000
Changes in operating assets and liabilities:
Student receivables	39,680	(166,192)
Inventory	-	383,719
Prepaid expenses	20,244	83,957
Other assets	137,124	(83,015)
Accounts payable and accrued expenses	(311,653)	281,793
Student credit balances	14,568	29,852
Income taxes	(50,878)	(33,471)
Net cash provided by (used in) operating activities	(1,535,253)	1,823,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(405,467)	(1,678,849)
Net change in due from affiliates	(67,974)	-
Net cash used in investing activities	(473,441)	(1,678,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due to affiliates	39,384	(115,335)
Preferred dividends paid	(30,000)	(30,000)
Net cash provided by (used in) financing activities	9,384	(145,335)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,999,310)	(989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,527,415	5,591,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,528,105	$5,590,090

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$903	$163,493
Non-cash activities:
Other current assets for inventory returns	$-	$41,083

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2011, the consolidated results of operations and the consolidated cash flows for the three and nine months ended December 31, 2011 and 2010.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

The basic income (loss) available to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$(314,379)	$79,363	$(1,330,816)	$417,281
Cumulative dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net income (loss) available to common stockholders	$(321,879)	$71,863	$(1,353,316)	$394,781

The outstanding shares used for the diluted EPS were computed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted-average shares outstanding – basic	8,308,252	8,248,252	8,298,288	8,229,888
Incremental shares from assumed exercise or conversion of dilutive instruments:
Warrants	-	54,523	-	258,600
Restricted stock not vested	-	10,000	-	10,000
Preferred stock	-	-	-	500,000
Weighted average shares – diluted	8,308,252	8,312,775	8,298,288	8,998,488

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and single largest shareholder, for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At December 31, 2011, cumulative preferred stock dividends in arrears were $22,500.  Each Series B preferred share is convertible into one share of common stock at any time.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  At December 31, 2011 and 2010, 650,000 warrants were outstanding and 650,000 shares of common stock were reserved for conversion of the warrants.  The warrants expire in March 2015.

Stock Options

There were no stock options granted, exercised or expired during the three and nine months ended December 31, 2011 and 2010, and no options were outstanding as of December 31, 2011 or 2010.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at December 31, 2011.

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

If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.  Future expense related to these awards is expected to be $64,000.  Stock compensation expense for directors recorded for the three and nine months ended December 31, 2011 was $12,800 and $38,400.

Stock compensation expense for directors under a previous compensation arrangement was $32,500 and $97,500 for the three and nine months ended December 31, 2010.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards for the nine months ended December 31, 2011; no stock compensation expense for officers was recognized for the three months ended December 31, 2011.

No stock compensation expense for officers was recognized for the three months ended December 31, 2010.  Stock compensation expense for officers was $97,500 for the nine months ended December 31, 2010.

5.            Income Taxes

At December 31, 2011, the Company had approximately $2,200,000 in federal net operating loss carryforwards and $1,100,000 in unreserved state net operating loss carryforwards to reduce future taxable income, which expire on various dates after March 31, 2026.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions as income tax expense when assessed.  No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2011 or March 31, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

6.            Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,441,592 and $1,758,512 in loans outstanding to University students at December 31, 2011 and March 31, 2011.

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days notice.

The Company’s expenses for services under the SLA were $225,000 and $675,000 for each of the three and nine month periods ended December 31, 2011 and 2010.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $32,500 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $97,500 and $292,500 for each of the three and nine month periods ended December 31, 2011 and 2010.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 and $492,900 for each of the three and nine month periods ended December 31, 2011 and 2010.

Effective January 1, 2011, Broadview University entered into a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 and $351,000 for the three and nine months ended December 31, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

6.       Related Party Transactions – (continued)

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $338,296 and $796,270 during the three and nine months ended December 31, 2011.  Payments for these items were $372,705 and $868,848 during the three and nine months ended December 31, 2010.

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third-party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  Total payments from the Company to MSB for textbook purchases made by University students were $247,576 and $498,748 during the three and nine months ended December 31, 2011.

Commission payments are remitted by the third-party provider to GU for all textbook sales to these three entities.  Commissions remitted to the Company from GU totaled $58,257 for the three and nine months ended December 31, 2011.

The Company also may reimburse GU and MSB for other miscellaneous expenditures made by GU and MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  Such payments to MSB totaled $1,727 and $87,055 during the three and nine months ended December 31, 2011.  Such payments to GU totaled $15,789 during the three and nine months ended December 31, 2011.

For the three and nine months ended December 31, 2010, such payments to MSB totaled $95,384 and $123,737, and payments made to GU totaled $13,300 and $26,900.

The Company had a due to affiliate balance for MSB of $155,503 and $113,903 at December 31, 2011 and March 31, 2011.  The Company had a due from affiliate for GU of $67,974 at December 31, 2011 and a due to affiliate balance for GU of $2,215 at March 31, 2011.

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

Key Trends, Developments and Challenges

Revenue Trends

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  As of December 31, 2011, we charged $410 per credit hour for most of our programs and $565 per credit for our nursing program.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.

We believe our enrollments are influenced by a number of factors, including, but not limited to:

•	the attractiveness of our program offerings;
•	our ability to offer flexible class scheduling;
•	the relative cost of our educational services compared to competitors;
•	our mix of residential and online course offerings;
•	the effectiveness of our marketing and recruiting efforts;
•	the quality of our faculty;
•	the availability of federal and other financial aid;
•	general economic conditions in the regions we operate; and
•	the regulatory environment of our industry.

Since October 2010, we have opened two new branch campuses, including our first campus outside the state of Utah.  Despite these openings, Broadview University had 1,168 students enrolled for the quarter ended December 31, 2011, compared to 1,433 for the corresponding quarter of the prior year, a decrease of 18.5%.

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several months.  Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased.  Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

Additionally, our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  As of December 31, 2011, we had 108 students enrolled in our nursing program.

In a Memorandum of Understanding and Order  (“MOU”) dated December 9, 2011, we agreed to disciplinary action which placed our nursing program under a probationary period of three years from the date of the MOU, and required us to write a remediation plan to address deficiencies in our program which may be contributing to the low test scores.  Our remediation plan was accepted by the Utah State Board or Nursing, and we are remaining in close contact with them as we work through the probationary period.  We are cautiously optimistic that we will begin enrolling new nursing students during our fiscal year ending March 31, 2013.   However, during the course of the probationary period, failure of one cohort graduation class to achieve satisfactory NCLEX scores may likely result in our nursing program being discontinued.  Such action could adversely impact our revenues, financial condition, results of operations and cash flows.  We fully intend to comply with all terms and requirements during this probationary period.

In reaction to these negative trends, we have taken a variety of actions.  We continue to review and expand our program and degree offerings to match the demand in the marketplace.  Additionally, we are taking steps to contain operating costs at our campuses, improve our faculty-to-student ratio, and make improvements to our marketing strategies.  Such actions include:

•
In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU.  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  We anticipate adding additional programs, such as Music and Entertainment Business, Music Production and Engineering and Sound Design for Visual Medial for our summer quarter, pending the appropriate regulatory approvals.

We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

•
We have discontinued enrollments for certain programs at our mature campuses deemed internally as unprofitable, and are in the final stages of teaching out students in these programs.  Completion of these teach-outs will have a positive impact on our payroll to revenue ratio, as teach-out classes have relatively small class sizes.

•	We are awaiting regulatory approval for various other new programs, with an expectation that we may begin enrolling students in certain programs within the next six months.

We are committed to a long-term program of sustainable revenue growth.  Our downturn in profitability over the past twelve months has largely been due to the slowed growth of our industry as a whole, but has been compounded by the capital expenditures of two campus openings, and related period of operating loss expected at new campuses until they mature.  Additionally, there has been an adjustment period for our rebranding efforts from the Utah Career College name to Broadview University to take hold in the communities in which we operate, as well as through online search directories.  We have seen slow but steady growth at our Boise campus during its first year of operations, and believe we are stabilizing our enrollment levels at our mature campuses, as well as taking appropriate efforts to contain payroll and other operating costs in light of the decreased enrollments.

In summary, we believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term.  Additionally, we are currently evaluating potential strategies to improve our financial position, including our cash and equity positions, during our fourth quarter ending March 31, 2012, and anticipate our financial position will remain in compliance with all USDE regulatory requirements.  Failure to successfully implement the aforementioned strategies could have a negative impact on our revenues, financial condition, results of operations and cash flows.

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

Certain rules for disclosures and new program approval were effective July 1, 2011, and the new reporting requirements were effective October 1, 2011.  We believe we have taken the necessary steps to ensure compliance with these new rules.

Regarding the measurement of academic program compliance with gainful employment, if a particular program does not meet the USDE standards of gainful employment, the program could be subject to increased disclosure requirements, limits on enrollment, termination of Title IV eligibility, and/or other consequences.

Under the final rules, an academic program would be considered to lead to gainful employment if it meets at least one of the following three metrics:

•	at least 35% of former students are repaying their loans (defined as reducing the loan principal balance by at least $1 over a 12-month period);
•	the estimated annual loan payment of a typical graduate does not exceed 30% of his or her discretionary income; or
•	the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.

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

Management is evaluating our plan for compliance with the above metrics.  Although the final rules provide opportunities to address program deficiencies before the loss of Title IV eligibility, there are several factors beyond our control that could affect our eligibility, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors.  Our exposure to such external factors may inhibit our ability to offer or continue certain programs.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the our financial statements.

Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2011 and Annual Report to Security Holders filed with the SEC.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Educational services and facilities	82.7	68.2	86.3	67.4
Selling, general and administrative	28.8	29.3	29.6	28.3
Total Operating Expenses	111.5	97.5	115.9	95.7
Operating Income (Loss)	(11.5)	2.5	(15.9)	4.3
Other Income	0.0	0.1	0.0	0.1
Income (Loss) Before Income Taxes	(11.5)	2.6	(15.9)	4.4
Income Tax Expense (Benefit)	(4.5)	1.1	(6.1)	1.7
Net Income (Loss)	(7.0)%	1.5%	(9.8)%	2.7%

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Quarter Ended December 31,		Change
	2011	2010	Amount	Percent
Tuition	$4,442,374	$5,422,781	$(980,407)	(18.1)%
Textbook commissions	54,655	58,344	(3,689)	(6.3)
Fees and other charges	143,054	120,415	22,639	18.8
Refunds	(135,593)	(195,215)	59,622	30.5
Total revenue	$4,504,490	$5,406,325	$(901,835)	(16.7)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Total enrollments decreased by 265 students, or 18.5%, to 1,168 for the quarter ended December 31, 2011 compared to 1,433 for the corresponding quarter of the previous year.  Enrollments for the quarter ended December 31, 2011 include 163 students enrolled at our Salt Lake City, Utah and Boise, Idaho campuses, which opened October 2010 and January 2011, respectively.

Excluding these two campuses, our enrollments decreased 28.2% for the quarter ended December 31, 2011 compared to the corresponding quarter of the previous year.

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

The decrease in textbook commissions was primarily due to decreased student headcount, offset partially by higher commission percentages earned.

Fees and Other Charges

Fees and other charges increased primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 1.0% to $3,724,131 for the quarter ended December 31, 2011 from $3,687,763 for the same quarter of the previous year.  The $36,368 increase was primarily due to direct costs to support our Boise campus, which opened January 2011, and was largely offset by decreased expense at our four other campuses that were operating in both the current year and prior year quarters.  Educational services and facilities expenses for the Boise campus totaled $626,301 for the quarter ended December 31, 2011.  Such expenses at our other campuses decreased $589,933, or 16.0%, primarily due to decreased payroll and health insurance expense.

Overall payroll-related expenses decreased 2.9% to $1,939,176 in the quarter ended December 31, 2011 compared to $1,996,671 in the same quarter of the prior year.  Payroll-related expenses at our campuses operating in both the current year and prior year quarters decreased $368,874, or 18.5%, comparing the quarter ended December 31, 2011 to the same quarter of the previous year, primarily due to decreased student enrollments.

Health insurance expense decreased $99,313, or 49.8%, comparing the quarter ended December 31, 2011 to the same quarter of the prior year.  The decrease was primarily due to decreased employee head count and lower insurance claims.

Facility costs, including rent expense, increased 20.7% to $945,653 in the quarter ended December 31, 2011 from $783,600 in the same quarter of the prior year.  The increase of $162,053 is directly related to occupancy expense for our Boise campus, which was $167,241, including $117,000 of rent expense, for the three months ended December 31, 2011.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Quarter Ended December 31,
Expense	2011	2010
Payroll and related	43.0%	36.9%
Rent and other facility	21.0%	14.5%
Scholarships	5.5%	5.2%
Depreciation	3.3%	2.4%
Student materials	3.1%	2.3%
Health insurance	2.2%	3.7%

In total, educational services and facilities expenses increased to 82.7% of revenues for the quarter ended December 31, 2011, compared to 68.2% for the same quarter of the prior year.  Our Salt Lake City and Boise campus openings had a significant impact on these expenses and their percentages of revenues.  Historically, we anticipated that operating costs for any new campus openings would likely exceed new campus revenues for a period of four to six quarters, which was generally the length of time a new campus takes to achieve profitable enrollment levels.  However, based on projected enrollment data and the general decline in enrollments experienced throughout our industry, it is likely that these campuses may take longer to achieve profitable enrollment levels.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 18.0% to $1,298,642 for the three months ended December 31, 2011 from $1,584,501 in the same quarter of the prior year.  The $285,859 decrease was primarily in marketing, bad debt, travel and expansion expenses.  Comparing the quarter ended December 31, 2011 to the same quarter of the prior year, marketing expenses decreased $81,325, or 8.3%; bad debt expense decreased $45,197, or 71.2%; and travel expense decreased $37,932, or 64.5%.  We recognized approximately $40,000 of expansion costs during the quarter ended December 31, 2010 in advance of our Boise campus opening.

Marketing expenses as a percentage of revenues were 20.0% and 18.2% for the quarters ended December 31, 2011 and 2010.

Our management fee paid under the SLA was $225,000 for each of the quarters ended December 31, 2011 and 2010. The management fee is reviewed as needed, but at a minimum, on an annual basis.  As a percentage of revenues, the management fee was 5.0% and 4.2% for the quarters ended December 31, 2011 and 2010.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss of $518,283 for the quarter ended December 31, 2011 compares to operating income of $134,061 for the same quarter of the prior year.  The decrease of $652,344 or 486.6% was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $620,298 for the three months ended December 31, 2011, while our other operations generated net operating income of $102,015.

Other income

Other income consists of interest earned on excess cash maintained in a bank savings account.  Interest income decreased 70.0%, or $4,434, comparing the quarter ended December 31, 2011 to the same quarter of the prior year.

Income taxes

We recognized an income tax benefit of $202,000 for the three months ended December 31, 2011 compared to tax expense of $61,036 for the same quarter of the prior year.  The variance of $263,036, or 431.0%, was primarily due to the increase in loss before taxes, attributable to the aforementioned factors.

Nine Months Ended December 31, 2011 Compared with Nine Months Ended December 31, 2010

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Nine Months Ended December 31,		Change
	2011	2010	Amount	Percent
Tuition	$13,631,490	$15,407,614	$(1,776,124)	(11.5)%
Textbook sales	-	364,442	(364,442)	(100.0)
Textbook commissions	124,590	139,153	(14,563)	(10.5)
Fees and other charges	359,772	327,749	32,023	9.8
Refunds	(516,312)	(516,078)	(234)	(0.0)
Total revenue	$13,599,540	$15,722,880	$(2,123,340)	(13.5)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Average enrollments for the nine months ended December 31, 2011 decreased by 195 students, or 14.0%, to 1,199 for the nine months ended December 31, 2011 compared to 1,394 for the corresponding period of the previous year.  Average enrollments at our Salt Lake City, Utah and Boise, Idaho campuses, which opened October 2010 and January 2011, respectively, were 141 students for the nine months ended December 31, 2011.  Comparing our three campuses in operation for all of both nine-month periods ended December 31, 2011 and 2010, average enrollments decreased 23.5% for the nine months ended December 31, 2011 compared to the corresponding period of the previous year.

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

The decrease in textbook commissions was primarily due to decreased student headcount, offset partially by higher commission percentages earned.

Fees and Other Charges

Fees and other charges increased primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 10.7% to $11,740,295 for the nine months ended December 31, 2011 from $10,604,415 for the same period of the previous year.  The $1,135,880 increase was primarily due to direct costs to support our Salt Lake City and Boise campuses.  Total educational services and facilities expenses for these campuses were $3,204,494 for the nine months ended December 31, 2011.  Such expenses for Salt Lake City were $783,540 for the nine months ended December 31, 2010.  Thus, the net impact of these newer campuses on the period over period increase was $2,420,954.  Such expenses at our other campuses decreased $1,285,074, or 13.1%, primarily due to decreased payroll.

Overall payroll-related expenses increased 4.9% to $6,124,479 for the nine months ended December 31, 2011 compared to $5,836,452 in the same period of the prior year.  Payroll-related expenses at our Salt Lake City and Boise campuses were $1,472,786 during the nine months ended December 31, 2011.  Such expenses for Salt Lake City were $246,342 for the quarter ended December 31, 2010, its first quarter of operations.  Thus, the net impact of these newer campuses on the period over period increase was $1,226,444.  Payroll expense at our other campuses decreased $938,417, or 16.8%.

Facility costs, including rent expense, increased 27.0% to $2,829,986 for the nine months ended December 31, 2011 from $2,228,412 for the same period of the prior year.  The increase of $601,574 is primarily related to occupancy expense for our Boise campus, which was $490,703, including $351,000 of rent expense, for the nine months ended December 31, 2011.

Facility costs for our Salt Lake City campus increased $161,038, or 32.7%, comparing the nine months ended December 31, 2011 to the same period of the prior year.  Our lease for the Salt Lake City campus commenced April 1, 2010, and although we received a six-month rent payment holiday from the commencement date, the lease has escalating rental payments over the term of the agreement and we recognized $267,658 of straight-line rent expense during the rent payment holiday.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Nine Months Ended December 31,
Expense	2011	2010
Payroll and related	45.0%	37.1%
Rent and other facility	20.8%	14.2%
Scholarships	5.6%	4.7%
Depreciation	3.7%	2.0%
Student materials	3.6%	1.9%
Health insurance	2.8%	2.0%

In total, educational services and facilities expenses increased to 86.3% of revenues for the nine months ended December 31, 2011, compared to 67.4% for the same period of the prior year.  Our Salt Lake City and Boise campus openings had a significant impact on these expenses and their percentages of revenues.  Historically, we anticipated that operating costs for any new campus openings would likely exceed new campus revenues for a period of four to six quarters, which was generally the length of time a new campus takes to achieve profitable enrollment levels.  However, based on projected enrollment data and the general decline in enrollments experienced throughout our industry, it is likely that these campuses may take longer to achieve profitable enrollment levels.

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 9.6% to $4,024,323 for the nine months ended December 31, 2011 from $4,450,328 in the same period of the prior year.  The $426,005 decrease was primarily due to expansion costs in the prior year period.  We classify various expenditures for expansion campuses as administrative expenses until such campuses commence operations.  We had no such expense during the nine months ended December 31, 2011. Expansion-related expense was approximately $305,000 during the same period of the prior year.  Bad debt expense decreased $186,298, or 122.6%, comparing the nine months ended December 31, 2011 to the same period of the prior year.

These decreases were offset partially by a $255,986, or 10.5%, increase in marketing expenses.  The increase was related to our rebranding under the Broadview University name, as well as additional marketing for our newer campuses.  Marketing expense as a percentage of revenue was 19.8% and 15.5% for the nine months ended December 31, 2011 and 2010.

Our management fee paid under the SLA was $675,000 for each of the nine month periods ended December 31, 2011 and 2010. The management fee is reviewed as needed, but at a minimum, on an annual basis.  As a percentage of revenues, the management fee was 5.0% and 4.3% for the nine months ended December 31, 2011 and 2010.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss of $2,165,078 for the nine months ended December 31, 2011 compares to operating income of $668,137 for the same period of the prior year.

The decrease of $2,833,215 or 424.0% was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $2,017,984 for the nine months ended December 31, 2011, while our other operations generated a net operating loss of $147,094.

Other income

Other income consists of interest earned on excess cash maintained in a bank savings account.  Interest income decreased 62.7%, or $13,912, comparing the nine months ended December 31, 2011 to the same period of the prior year.

Income taxes

We recognized an income tax benefit of $826,000 for the nine months ended December 31, 2011 compared to expense of $273,030 for the same period of the prior year.  The variance of $1,099,030, or 402.5% was primarily the result of the aforementioned factors.

Liquidity and Capital Resources

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

Cash and cash equivalents were $2,528,105 at December 31, 2011 compared to $4,527,415 at March 31, 2011.  Most of our excess cash is held in an interest-bearing bank savings account.  We did not have any outstanding debt or any unused borrowing facilities at December 31, 2011 and March 31, 2011. Management further believes that inflation will not have a significant impact on our business.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended December 31,
	2011	2010	Change
Net cash provided by (used in) operating activities	$(1,535,253)	$1,823,195	$(3,358,448)
Net cash used in investing activities	(473,441)	(1,678,849)	1,205,408
Net cash provided by (used in) financing activities	9,384	(145,335)	154,719
Net decrease in cash and cash equivalents	$(1,999,310)	$(989)	$(1,998,321)

The variance in cash flows related to operating activities is primarily due to the $1,748,097 change from net income of $417,281 for the prior period to a net loss of $1,330,816 for the current period.  This variance was primarily due to decreased tuition revenue, offset partially by decreases in operating expenses.  Additionally, the net losses for the current period have caused an increase of $776,000 in our deferred income taxes for the nine months ended December 31, 2011, compared to a decrease of $144,000 recognized in the prior year period.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in the current period, as the prior period included additions for our Salt Lake City and Boise campuses.  Purchases of property and equipment totaled $405,467 for the nine months ended December 31, 2011 compared to $1,678,849 for the prior year period.

The variance in cash flows related to financing activities is primarily due to a decrease in our balance due to an affiliated entity.  See the related party transactions disclosed in Note 6 of the notes to our unaudited consolidated financial statements for further discussion of the nature of this balance.

We believe our cash position as of December 31, 2011 is sufficient to fund operations for the next 12 months.  Further, management is analyzing other potential resources to bolster our cash position prior to our fiscal year-end on March 31, 2012.  Our ability to obtain favorable terms could have a negative impact on our profitability during the fourth quarter of the current fiscal year, as well as our liquidity as of March 31, 2012.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by our Chairman.  As of December 31, 2011, Myhre Investments, LLC had $1,441,592 in loans outstanding to Broadview University students.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that our disclosure controls and procedures were effective as of this date.

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

Broadview Institute, Inc. (Registrant)

Date: February 14, 2012	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer