Form 10-K
period 2012-03-31
BROADVIEW INSTITUTE INC
filed 2012-06-29
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,354,000.

Total number of shares of $.01 par value common stock outstanding at June 25, 2012:  9,008,252

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained in this Annual Report on Form 10-K (the “Report”), the documents incorporated by reference herein, and other written and oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward-looking statements.  Forward-looking statements provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions.  Forward looking statements contained in this Report include the following: our expectations regarding future revenues and expenses, stock price and dividend expectations, enrollments, growth and expansion opportunities, the effects of our rebranding efforts, the success of our newly-opened campuses, the adequacy of our properties, changes in governmental rules and regulations and our compliance with such regulations, the impact of regulatory sanctions against our nursing program, general economic conditions, the effect of credit availability and interest rate changes, the impact of inflation, and the sufficiency of existing cash reserves to support operations and fulfill existing obligations.  These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results.

Factors that could cause actual results to materially differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A – Risk Factors”.  The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy.  Forward-looking statements are qualified by some or all of these risk factors.  Therefore, shareholders and other readers should consider these risk factors with caution and form their own critical and independent conclusions about the likely effect of these risk factors on our future performance.  Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances.  Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities Exchange Commission (“SEC”), including our reports on Forms 10-Q and 8-K to be filed in fiscal 2013.

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

Principal Products and Services

Recruitment and Admissions

A typical Broadview University student is either unemployed or under-employed, and has enrolled in one of our programs to acquire new skills to increase his or her career opportunities.

We have an admissions department at each campus that is responsible for interviewing potential applicants, providing information regarding our academic programs, and to assist with the overall application process. We maintain a standardized presentation for all programs.  The admissions criteria vary according to the program of study.  Generally, each applicant for enrollment must have a high school diploma or the equivalent.

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

Student Placement

Although, like other post-secondary educational institutions, Broadview University does not guarantee job placement, the University does provide job placement assistance for graduates.  We assist students with résumé preparation and identifying employment leads.  Our placement office maintains job website links and provides job hotline information.

Our History

Broadview Institute, Inc. was incorporated in 1945 in the state of Minnesota.  Prior to the Company’s purchase of C Square Educational Enterprises, Inc. in 2005, Broadview Institute, Inc. was involved in the media production industry and operated under the name Northwest Teleproductions, Inc. (until February 2000) and Broadview Media, Inc. (until August 2006).

In 1996, Minnesota businessman Terry Myhre (“Mr. Myhre”) purchased a controlling interest in C Square Educational Enterprises, Inc., a Utah corporation.  At that time, C Square Educational Enterprises, Inc. operated a single campus in Salt Lake City, Utah under the Utah Career College name.  Mr. Myhre also owns, or has the controlling interest in, Globe University (“GU”) and Minnesota School of Business (“MSB”) (collectively “GU/MSB”), which are privately-owned, post-secondary career colleges headquartered in Minnesota.  Together, GU/MSB has 20 campuses located in Minnesota, Wisconsin and South Dakota.  GU/MSB has been educating students for more than 125 years and currently has a combined enrollment of approximately 8,500 students.

Mr. Myhre invested in Broadview Institute, Inc. in March 2003, becoming its single largest shareholder, and subsequently became the Company’s Chairman and CEO.   In July 2005, Broadview Institute, Inc. purchased C Square Educational Enterprises, Inc.  The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre had a controlling interest in both companies.  The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004.  Mr. Myhre beneficially owns approximately 63% of the Company’s shares as of the date of this Report.

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

Service Level Agreement with Related Party

We utilize executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The term of the SLA was for one year from the effective date (July 1, 2008), with automatic one-year renewal periods thereafter.  The SLA may be terminated by either party upon 30 days’ notice.

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

Industry Background and Outlook

The post-secondary education industry is highly fragmented and competitive.  We compete with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, and alternatives to post-secondary education, such as immediate employment and military service.  Career-focused post-secondary institutions have seen large increases in students over the past two decades due to their ability to provide flexible schedules, online classes, and career-specific curriculum.  Today all post-secondary schools are seeing changes in academic delivery due mainly to the Internet.  Not only are more students able to get access to higher education through online classes, but the Internet is providing easy access to media-rich content.

The following table shows the number of degree-granting institutions in the United States by control and type of institution for the 2010-11 period, according to the National Center for Education Statistics (“NCES”):

All Institutions			Public			Private
						Not-For-Profit			For-Profit
Total	4-Year	2-Year	Total	4-Year	2-Year	Total	4-Year	2-Year	Total	4-Year	2-Year
4,599	2,870	1,729	1,656	678	978	1,630	1,543	87	1,313	649	664

According to a recent NCES study, there were 17.6 million undergraduate post-secondary learners enrolled as of the fall of 2010, and that number is projected to grow to 19.6 million by 2020.  Our industry is highly regulated and compliance with these regulations allows many benefits to companies in our industry, such as access to federal student financial aid.  Projected growth in the post-secondary education market has recently been negatively affected by the prolonged economic downturn, as well as uncertainty associated with legislative and regulatory proposals.  The industry is heavily dependent on continued availability of federal funding programs for students, and concerns over potential reductions in or availability of such programs have contributed to lower projected enrollment growth in recent years.

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

Our Competitive Strengths

Strengths that help us  provide quality education and services to our students include:

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

•
Experienced management team.  Broadview University has been providing career focused education for 34 years.  We partner with GU/MSB for their expertise in curriculum management, technology, finance, compliance, marketing and strategic management.  These schools have been focused on career education for more than 125 years.  The senior management team for the consortium of schools has many experienced managers of career colleges, which provides Broadview University with leaders experienced in growth and quality higher education.  We share a similar model for growth and campus management that has been successful with GU/MSB schools.

Curricula

We offer a wide range of degree programs related to high-growth employment sectors, including:

•	Business and Accounting;

•	Health Sciences;

•	Information Technology;

•	Legal Sciences; and

•	Entertainment Design and Media Production

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU (herein referred to as “BEAU” or the “Salt Lake City campus”).  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  Our enrollments at BEAU have increased 29.1% from our last quarter in 2012 to our first quarter in fiscal 2013.  We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

Programs of study range from 12 to 45 months.  We structure our curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree.  The programs and their percentage of the student population for our academic quarters ended March 31, 2012 and 2011 were as follows:

Program	2012	2011
A.A.S. Veterinary Technology	29.8%	23.3%
A.A.S. Nursing *	7.8	12.2
A.A.S. Medical Assistant	6.0	7.5
A.A.S. Information Technology	4.3	4.0
A.A.S. Business Administration	4.2	4.3
A.A.S. Paralegal	4.2	5.0
A.A.S. Criminal Justice	3.7	4.0
Diploma Medical Assistant	3.2	4.6
B.S. Paralegal	3.1	2.0
Diploma Medical Coding and Billing	3.0	6.7
B.S. Information Technology	3.0	2.0
Other programs	27.7	24.4
	100.0%	100.0%

* Our A.A.S Nursing program will be discontinued by or before September 2013.  See further discussion in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

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

Student Profile

Selected student population statistics are as follows:
●	Average age:	30 years
●	Female:	74%
●	Male:	26%
●	Students of color:	19%
●	Military/veterans and dependents:	18%

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

Employees

As of March 31, 2012, we had 214 employees.  Of this figure, 93 were staff and 121 were faculty.  The majority of our staff is full-time, while the majority of our faculty is part-time.

Patents and Trademarks

The Company claims common law trademark rights in the names Broadview Institute and Broadview University.  The Company has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

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

For the year ended March 31, 2012, approximately 79% of our revenues (calculated on a cash basis, as defined by the USDE) were derived from Title IV programs.  Types of Title IV loan programs available to our students include the following:

Federal Direct Student Loans

Under the William D. Ford Federal Direct Loan Program (the “Direct Loan” program), the USDE makes loans directly to students.  The most common loans made to our students include the Federal Stafford Loan (the “Stafford” loan), which may be subsidized or unsubsidized, and the Federal Parent Loan for Undergraduate Students (the “PLUS” loan).

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

PLUS loans are loans for dependent undergraduate students where the parent is the borrower on behalf of the student.  Creditworthy parents are allowed to borrow up to the cost of education and eligibility is not based on financial need.  Principal repayment is required through installment payments once the loan is fully disbursed.  Students must maintain at least a “half-time” status and meet satisfactory academic progress requirements, as defined by the USDE, to participate in the PLUS loan program.

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

Effective April 2010, Broadview University received a grant of accreditation from the ACICS effective through December 31, 2013.  The University was formerly accredited by the Accrediting Commission of Career Schools and Colleges (“ACCSC”).  ACCSC accreditation was voluntarily surrendered effective May 11, 2010.

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

If Broadview University were to lose its accreditation, students attending the University would not be eligible to receive Title IV funding.  Our inability to participate in Title IV programs would have a significant impact on our operations.  Broadview University is currently not under any special reporting requirements, Show Cause Orders or Probation Orders from the ACICS.

State Authorization

State licensing agencies are responsible for the oversight of educational institutions.  Continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students.  Moreover, under the Higher Education Act, approval by such agencies is necessary to maintain eligibility to participate in Title IV programs.  Currently, Broadview University is authorized by its applicable state licensing agency or agencies.  In the state of Utah, Broadview University is exempt from state registration requirements because of its ACICS accreditation.  In Idaho, Broadview University is registered with the Idaho State Board of Education.  Broadview University’s nursing program requires state approval, and we have received all necessary approvals from the appropriate state agencies.  Our nursing program will be discontinued by or before September 2013.  See further discussion in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

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

On October 29, 2010, the USDE adopted new regulations, effective July 1, 2011, regarding state licensure of online programs.  The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state.  On April 20, 2011, the USDE issued a “Dear Colleague Letter” clarifying enforcement of state authorization of online programs.  In order to avoid adverse action by the USDE, institutions must be making good faith efforts to identify and obtain necessary state authorizations before July 1, 2014.  As of the date of this Report, the USDE has faced significant legal challenge as to its ability to enforce such regulations, and the final outcome of such challenges are not known to management.  We have begun a process for identifying and obtaining required state authorizations and believe that we are acting in good faith to comply with the new rules.  However, due to the unsettled legal status of the new regulations, we cannot predict what impact any modifications to the rules as currently proposed may have on our operations.

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

To be considered financially responsible, an institution must, among other things,

•	have sufficient cash reserves to make required refunds;

•	be current on its debt payments:

•	meet all of its financial obligations, and

•	achieve a “composite score” of at least 1.5 based on the institution’s annual consolidated financial statements.

The USDE calculates an institution’s composite score, which may range from –1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations.  An institution that does not meet the USDE’s minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the USDE in an amount equal to at least 50% of Title IV program funds received by the institution during its prior fiscal year, or posting a letter of credit in an amount equal to at least 10% of Title IV program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV program funds, including, in certain circumstances, receipt of Title IV program funds under an agreement other than the USDE’s standard advance funding arrangement.

Our composite score as of and for the year ended March 31, 2011 was 2.3 and thus, we met the USDE’s financial responsibility standards for that fiscal year.  However, our composite score as of and for the year ended March 31, 2012 was 1.3.  As our composite score was less than 1.5, but greater than 1.0, the USDE may still consider our institution to be financially responsible if we qualify for an alternative standard.  Such alternative standards relevant to our institution include:

•	posting an irrevocable letter of credit to the USDE equal to at least 50% of the Title IV program funds we received during our most recently completed fiscal year; or

•
agreeing to increased monitoring of our operations, including our administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”).

As of the date of this Report, we anticipate operating under the Zone Alternative and not posting an irrevocable letter of credit.  This alternative gives an institution the opportunity to improve its financial condition over time without requiring the school to post a letter of credit or participate under provisional certification.  Under the Zone Alternative, a participating institution:

•	must request and receive funds under the cash monitoring or reimbursement payment methods, as specified by the USDE (see “Heightened Cash Management” section below);

•	must provide timely information regarding certain oversight and financial events (see “Information to be Provided under the Zone Alternative” section below);

•	may be required to submit its financial statement and compliance audit earlier than normally required; and

•	may be required to provide information about its current operations and future plans.

Heightened Cash Management

The USDE places an institution on one of the following cash management programs if the USDE determines there is a need to strictly monitor the institution’s participation in Title IV programs.

o	Reimbursement Method
o	Heightened Cash Monitoring 1 (“HCM1”)
o	Heightened Cash Monitoring 2 (“HCM2”)

Under these payment methods, the USDE releases funds to the institution after the institution has made the disbursement to the student or parent borrower.  Under the Reimbursement Method, an institution must first disburse Title IV program funds to eligible students and parents before it can request those funds from the USDE.  As part of the institution’s request, it must identify the students and parents for whom the institution is seeking reimbursement, and submit documentation demonstrating that each student and parent included in the request was eligible to receive – and received – Title IV funds.  After the reimbursement request is approved, the USDE transfers electronically the appropriate amount of Title IV funds to the bank account in which the school maintains its Title IV funds.

Under the HCM1 and HCM2 methods, the USDE may relax the documentation requirements for each recipient of a Title IV disbursement. Under HCM1, after an institution makes disbursements to eligible borrowers, it draws down Title IV funds to cover those disbursements in the same way as an institution on the advance payment method.  Under HCM2, after an institution makes disbursements to eligible borrowers, it submits only the documentation specified by the USDE.  The USDE may tailor the documentation requirements for institutions on a case-by-case basis.  If an institution is placed on Reimbursement Method or HCM1, its administration of the payment method must be audited every year.  The institution’s independent external auditor is required to express an opinion, as part of the institution’s USDE compliance audit, on the institution’s compliance with the requirements of the Zone Alternative, including its administration of the payment method under which the institution received and disbursed Title IV program funds.

Information to be provided under the Zone Alternative

An institution under the Zone Alternative must provide timely information to the USDE regarding any of the following oversight and financial events:

o	any adverse action, including a probation or similar action, taken against the institution by its accrediting agency;

o
any event that causes the institution, or related entity as defined by the USDE, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statement;

o	any violation by the institution of any loan agreement;

o	any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;

o	any withdrawal of owner’s equity from the institution by any means, including by declaring a dividend; or

o	any extraordinary losses, as defined by the USDE.

As of the date of this Report, management has not received definitive instructions from the USDE regarding which payment method under which we may be placed.  We anticipate we will receive definitive instructions from the USDE during our second fiscal quarter ending September 30, 2012.  If the Company fails to satisfy the USDE’s Zone Alternative financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected, should the Company not have adequate resources to meet the letter of credit requirements described above.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV programs if defaults on the repayment of federal program loans by its students exceed certain levels.  The USDE uses a specific methodology to determine default rates and imposes varying sanctions based upon the calculation results.

Current Cohort Default Rate Provisions

The USDE calculates a rate of student defaults for each institution with 30 or more borrowers entering repayment in a given federal fiscal year.  The USDE includes in the cohort all student borrowers at the institution who entered repayment on any federal program loan during that year.  The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year (October through September), resulting in a two-year cohort default rate.  Because of the need to collect data on defaults, the USDE publishes cohort default rates two years in arrears; for example, in the fall of 2011, the USDE issued cohort default rates for federal fiscal year 2009.

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

We have implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner.  Our cohort default rates on Title IV program loans for the 2009, 2008, and 2007 federal fiscal years were 12.2%, 4.3% and 6.2%, respectively.  The average cohort default rates for proprietary institutions nationally were 15.0%, 11.6% and 11.0% for federal fiscal years 2009, 2008 and 2007, respectively.

Cohort Default Rate Provisions Effective 2014

The current cohort default rate calculation and threshold for regulatory sanctions will change effective July 1, 2014 as a result of the reauthorization of the Higher Education Act by Congress through the HEOA in 2008.  HEOA modified the Higher Education Act’s cohort default rate provisions related to Title IV loans in two significant ways.

First, under the new provisions, the period for measuring defaults will be expanded by one year, resulting in a three-year cohort default rate.  The first three-year rate was received in February 2012 for the period covering October 2008 through September 2011, although enforcement of the three-year rate rules will not begin until the October 2010 through September 2013 period.  This three-year rate will be reviewed in 2014 and in the event the rate fails to meet USDE requirements, sanctions may be instituted.

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

The USDE’s final regulations implementing the HEOA provisions on cohort default rates and other student loan matters clarify that the USDE will issue two cohort default rates – both a two-year rate and a three-year rate – for federal fiscal years 2009 through 2011.  The final regulations indicate that the USDE will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the USDE issues official three-year cohort default rates. Three-year cohort default rates were generally expected to be higher than two-year rates because of both the longer repayment history and current economic conditions.  Broadview’s trial three-year cohort default rate was 12.9% for federal fiscal year 2008, compared to the average trial three-year rate for proprietary institutions nationally of 25.0%.

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

For the fiscal year ended March 31, 2012, Broadview University received $14,572,665 of Title IV funds and total eligible cash receipts of $18,288,131, resulting in a percentage of 79%.  Financial data used to calculate Broadview University 90/10 Rule compliance is Broadview University data on a stand-alone basis.  We monitor compliance with this 90/10 Rule to minimize the risk that Broadview University would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

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

Gainful Employment

On June 13, 2011, the USDE published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment.  Management continues to analyze the final USDE regulations, and we are assessing potential impacts to our business and evaluating various strategies, as these new and pending regulations could have a significant impact on our business.

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

The first time an academic program fails all three metrics, the institution must disclose to students why the measurement was not achieved and how the failure will be addressed.  After a second failure in a three-year span, institutions must inform students that their debts may be unaffordable after graduation, that the program is at risk of losing eligibility to participate in Title IV programs, and disclose the students’ existing transfer options.  Academic programs that fail all of the metrics for three years in a four-year period would lose their eligibility to participate in Title IV programs.  As these final regulations will be effective July 1, 2012, the first year a program could become ineligible would be 2015, based on its performance in the years 2012-2014.  Eligibility losses in 2015 are limited to the lowest 5% of all programs across institutions.  The regulations provide means by which an institution may challenge the USDE’s calculation of any of the three debt metrics.  The USDE will release final metrics for programs beginning in 2013, but has indicated its intent to release metrics for informational purposes only in 2012.

Approval of New Programs and Locations

Our ability to establish additional locations and programs is regulated at the accrediting body, state and federal levels.  ACICS requires institutions under its accreditation to provide notification in advance of implementing new programs or locations.  Additionally, ACICS may conduct site visits to ensure that accredited institutions maintain educational quality.  Any new Broadview University campus locations require ACICS approval before enrolling students.

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

Effective July 1, 2011, a proprietary institution must notify the USDE of new programs that are subject to gainful employment requirements a minimum of 90 days before courses begin.  The institution may proceed with the program offering unless the USDE advises the institution within 60 days of the notification that the additional program(s) must be approved.

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

Effective July 1, 2011, the USDE eliminated 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibitions.  The USDE’s final rules prohibit payment made “in any part” directly or indirectly upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts.  Although we cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the Higher Education Act and USDE regulations.

Lender Relationships

HEOA adds a new requirement, as part of an institution’s Program Participation Agreement with the USDE, that institutions participating in Title IV programs adopt a code of conduct pertinent to student loans.  Broadview University has a code of conduct that management believes complies with the provisions of HEOA in all material respects.

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

U.S. Department of Education

In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act.  Those regulations were effective July 1, 2010.  On October 29, 2010, the USDE published final regulations pertaining to program integrity at higher education institutions, most of which became effective July 1, 2011.  Areas affected by these new regulations include, but are not limited to, issues related to the definition of gainful employment under Title IV, state authorization, incentive compensation rules for persons engaged in certain aspects of admissions and financial aid, and other topics.  The USDE released final regulations regarding gainful employment on June 2, 2011 and these regulations become effective July 1, 2012.

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

Our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  In a Memorandum of Understanding and Order (“MOU”) from the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (“the Licensing Division”) dated December 9, 2011, we agreed to disciplinary action which placed our nursing program under a probationary period of three years from the date of the MOU, and required us to write a remediation plan to address deficiencies in our program which may be contributing to the low test scores.  Under the terms of the MOU probationary period, failure of one cohort testing class to achieve satisfactory NCLEX scores gave the Licensing Division the right to implement further sanctions against Broadview, including immediate cessation of the nursing program.

During the probationary period, we had a cohort testing class fail to attain the required pass rate on the NCLEX exam.  On May 31, 2012, we received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as the program continues to meet all requirements of the MOU.  However, Broadview is prohibited from enrolling any new nursing students, and thus, our nursing program will cease operations upon completion of the teach-out period, or at any date prior to September 2013 should any remaining cohort fail to meet required test scores.

This action will adversely impact our revenues, financial condition, results of operations and cash flows.  Broadview had 87 nursing students enrolled for our quarter ended March 31, 2012 (7.8% of total enrollments), compared to 158 students for our quarter ended March 31, 2011 (12.2% of total enrollments).

Rulemaking by the USDE could result in regulatory changes that may have a material adverse effect on our business.

The USDE issued on October 28, 2010 final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011.  See “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report for greater detail and analysis of these rules.  We cannot predict the scope, content or effect of certain proposed regulations for which the USDE has not issued final rules.

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

  A reduction in government funding could lead to lower enrollments and require our students to find alternative sources of financial aid.  As of March 31, 2012, approximately 92% of our students received some form of Title IV program funds.

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

The U.S. Government Accountability Office (“GAO”) has issued several reports critical of for-profit post-secondary education in recent years, citing instances of deceptive statements made by employees to prospective students at a sample of proprietary institutions.  The GAO was also critical of the USDE’s enforcement of incentive compensation rules, the student experience and instructor performance at some for-profit online institutions, and student outcomes across several institutions of higher learning.  This increased governmental scrutiny is ongoing and expected to continue for the foreseeable future.  It could result in additional legislation or future rulemaking affecting Title IV participation by institutions such as Broadview University.

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

The revised USDE rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state.  On April 20, 2011, the USDE issued a “Dear Colleague Letter” clarifying enforcement of state authorization of online programs.  In order to avoid adverse action by the USDE, institutions must be making good faith efforts to identify and obtain necessary state authorizations before July 1, 2014.  As of the date of this Report, the USDE has faced significant legal challenge as to its ability to enforce such regulations, and the final outcome of such challenges are not known to management.  We have begun a process for identifying and obtaining required state authorizations and believe that we are acting in good faith to comply with the new rules.  However, due to the unsettled legal status of the new regulations, we cannot predict what impact any modifications to the rules as currently proposed may have on our operations.

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

Broadview University has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner.  Broadview University’s cohort default rates on Title IV program loans for the 2009, 2008, and 2007 federal fiscal years were 12.2%, 4.3% and 6.2%, respectively.  The average cohort default rates for proprietary institutions nationally were 15.0%, 11.6% and 11.0% for federal fiscal years 2009, 2008 and 2007, respectively.

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

As disclosed under the “Financial Responsibility Standards” sub-section of the Government Approvals and Effect of Governmental Regulations section in Item 1 of Part I in this Report, our composite score as of and for the year ended March 31, 2012 was 1.3, which is below the minimum score of 1.5 required by the USDE for an institution to be considered fiscally responsible, according to the USDE’s definition.  As such, we will be subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding what course of action the USDE will choose.  We anticipate we will receive definitive instructions from the USDE during our second fiscal quarter ending September 30, 2012.  If the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected, should the Company not have adequate resources to meet the USDE’s letter of credit requirements.

We cannot offer new programs if such offerings are not timely approved by the USDE and state and accrediting regulators, as applicable.

We may have to repay Title IV program funds disbursed to students enrolled in a new program if the Company does not obtain prior approval from the USDE and state and accrediting regulators, as applicable.

We could lose our eligibility to participate in Title IV programs or be provisionally certified with respect to our participation in such programs if the percentage of our revenues derived from those programs were too high.

Under the 90/10 Rule, a proprietary institution may lose its Title IV eligibility if, on a cash accounting basis, it derived more than 90% of its revenues from Title IV programs for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs.  For the fiscal year ended March 31, 2012, Broadview University derived 79% of its revenues from Title IV programs based on the USDE’s required calculations.  We closely monitor our compliance with this requirement on an ongoing basis.

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

The HEOA contains new requirements pertinent to relationships between lenders and institutions such as Broadview University.  On October 28, 2009, the USDE issued final regulations implementing certain HEOA provisions related to preferred lender lists and preferred lender arrangements.  The new regulations regarding preferred lender lists, which were effective July 1, 2010, are largely comparable to those in the USDE’s current regulations, with the exceptions being that the new regulations also address private as well as federal loan lenders.  These and other legislative and regulatory developments as well as general credit market conditions may cause some lenders to decide not to participate in certain federal loan programs and may impose increased costs on the Company.

Our industry may be adversely affected by general economic conditions in the U.S. or abroad.

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

Our ability to continue with our growth model is dependent on a number of factors, including our ability to obtain timely regulatory approvals, identify geographical locations that have appropriate population demographics, and recruit and retain high-quality academic and administrative personnel.  We have opened four branch campuses since January 2007, including two in the last six months of fiscal year 2011.  The opening of two campuses in such a short timeframe had a negative impact on our profitability, and these campuses may continue to negatively impact our earnings until their student populations grow.  Additionally, as with many other institutions in our industry, we have experienced a recent decrease in inquiries from prospective students.  Certain factors that can impact lead counts are within our control, such as resources we devote to admissions and recruiting, as well as ensuring that we are offering programs that are in demand.  However, certain factors are not under our control, such as new or pending legislation or regulatory rulings.  In view of these factors, there is uncertainty as to whether our growth rate will improve in the immediate future.  There can be no assurance that we will be able to establish additional campuses, or that new campuses will achieve profitable student enrollment levels.  We are committed to a growth model of opening new campuses organically rather than through acquisition of existing schools.

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

Our student population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, or if our informal relationship with any military facilities is diminished.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which may be used to pursue post-secondary degrees.  We offer scholarships to all members of the U.S. Armed Forces and certain immediate family members or dependents of active-duty personnel.  Some of our campuses are located in close proximity to military facilities, and service members and their families represented approximately 18% of the total enrolled students at Broadview University during our quarter ended March 31, 2012.  In the event that the above governmental tuition assistance programs are reduced or eliminated, this could have a material adverse effect on our business.

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

This concentration of ownership may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might negatively impact the price of our common stock.  These actions may be taken even if they are opposed by our other shareholders, and may have an adverse effect on our operations and the value of our common stock.

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

Historically, public companies in our industry have experienced relatively high volatility in stock price.  Any number of factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased.  Some of these factors include:

●	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

●	quarterly variations in our operating results;

●	changes in the legal or regulatory environment in which we operate;

●	general conditions in the for-profit, post-secondary education industry, including changes in federal and state laws and regulations and accreditation standards;

●	the initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including any adverse publicity related thereto;

●	price and volume fluctuations in the overall stock market;

●	loss of key personnel; and

●	general economic conditions.

Our stock price has, and we expect it to continue to, fluctuate significantly, and the value of your investment may decline.

From April 1, 2010 to March 31, 2012, the market price of our common stock has ranged from a high of $3.59 per share to a low of $0.15 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the existing trading price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

Because our common stock is primarily traded on the Over-the-Counter Bulletin Board, the volume of shares traded and the prices at which such shares trade may result in lower prices than might otherwise exist if our common stock was traded on a national securities exchange.

Stocks traded on the Over-the-Counter Bulletin Board are often less liquid than stocks traded on national securities exchanges, not only in terms of the number of shares that can be bought and sold at a given price, but also in terms of delays in the timing of transactions and reduced coverage of such stocks by security analysts and the media. This may result in lower prices for our common stock than might otherwise be obtained if our common stock were traded on a national securities exchange, and could also result in a larger spread between the bid and ask prices for our common stock.

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

We believe such properties to be in good condition and adequate for our present and foreseeable operations.  We believe our property is adequately covered by insurance.  See Note 6 to the Consolidated Financial Statements in this Report for additional information regarding the Company’s leased property.

ITEM 3.             LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and other legal proceedings arising out of the normal course of business.  We are currently not a party to any material pending legal proceedings.

ITEM 4.             MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant
The names, ages and present positions of the executive officers of the Registrant are as follows:

Name of Executive Officer	Age	Present Position(s) with Registrant	Business Experience
Jeffrey D. Myhre	38	Chief Executive Officer (CEO)
CEO of the Registrant since February  2008; Vice President of Globe University and Minnesota School of Business  (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.

Kenneth J. McCarthy	38	Chief Financial Officer (CFO)	CFO of the Registrant since February 2008; CFO of GU/MSB from March 2003 to present; CPA in assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.

Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”.  The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The Company has not paid common stock dividends since fiscal year 1991, and has no present intentions to do so.  The number of record holders of the Company’s common stock as of March 31, 2012 was approximately 700.

		Market Prices
		High	Low
2012
	First Quarter	$1.48	$0.95
	Second Quarter	$1.25	$0.61
	Third Quarter	$0.76	$0.15
	Fourth Quarter	$0.85	$0.30
2011
	First Quarter	$3.59	$2.10
	Second Quarter	$2.89	$2.10
	Third Quarter	$2.65	$0.25
	Fourth Quarter	$1.74	$0.88

ITEM 6.             SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data.  The following information has been derived from our consolidated financial statements.  Effective during the first quarter of 2012, we made changes in our presentation of operating expenses and reclassified prior periods to conform to the current year presentation.  We determined that these changes would provide more meaningful information.  Such reclassifications did not impact total operating expenses, net income (loss) or stockholders’ equity as previously reported.  The information set forth below should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in the Annual Report on Form 10-K.

	Years Ended March 31,
STATEMENT OF OPERATIONS DATA *	2012	2011	2010	2009	2008

Revenues	$17,826,832	$20,456,974	$19,041,087	$12,423,495	$10,259,154
Operating expenses
Educational services and facilities	15,593,785	14,748,170	11,591,009	8,683,576	6,602,326
Selling, general and administrative	5,439,321	5,928,264	4,184,969	3,323,015	2,608,690
Goodwill impairment	622,016	-	-	-	-
Total operating expenses	21,655,122	20,676,434	15,775,978	12,006,591	9,211,016
Operating income (loss)	(3,828,290)	(219,460)	3,265,109	416,904	1,048,138
Other income
Interest income	9,719	27,159	24,816	37,985	62,784
Continuing operating income (loss) before income taxes	(3,818,571)	(192,301)	3,289,925	454,889	1,110,922
Income tax expense (benefit)	346,000	(63,261)	1,254,770	156,574	(1,294,473)
Income (loss) from continuing operations	(4,164,571)	(129,040)	2,035,155	298,315	2,405,395
Loss from discontinued operations	-	-	-	-	(81,181)
Net income (loss)	$(4,164,571)	$(129,040)	$2,035,155	$298,315	$2,324,214

EARNINGS (LOSS) PER COMMON SHARE

Basic	$(0.50)	$(0.02)	$0.25	$0.03	$0.28
Diluted	$(0.50)	$(0.02)	$0.23	$0.03	$0.25

BALANCE SHEET DATA

Total assets	$6,002,606	$9,237,524	$8,876,540	$6,313,861	$5,754,635
Property and equipment, net	$2,951,478	$3,000,238	$1,424,481	$1,357,787	$956,453
Stockholders' equity	$4,315,846	$7,608,317	$7,566,857	$5,334,202	$5,048,737
Common shares outstanding	9,008,252	8,248,252	8,218,252	8,108,252	8,158,252

*
Certain amounts in the consolidated financial information above for years prior to 2012 have been reclassified to conform to the presentation for 2012.  Such reclassifications had no impact on net income (loss) or retained earnings.

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

Key Financial Metrics and Trends

We are committed to a long-term program of sustainable revenue growth.  Our downturn in profitability over the past twelve months has largely been due to the slowed growth of our industry as a whole, but has been compounded by the capital expenditures of two campus openings, and related period of operating loss expected at new campuses until they mature.  Additionally, there has been an adjustment period for our rebranding efforts from the Utah Career College name to Broadview University to take hold in the communities in which we operate, as well as through online search directories.  We have seen slow but steady growth at our Boise campus during its first year of operations, are excited about the growth potential of the new program offerings at our Salt Lake City campus, and believe we are stabilizing our enrollment levels at our mature campuses, as well as making appropriate efforts to contain payroll and other operating costs in light of the decreased enrollments.

We believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term.  Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

Revenues

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  As of March 31, 2012, we charged $410 per credit hour for most of our programs and $565 per credit for our nursing program.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.

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

Since October 2010, we have opened two new branch campuses, including our first campus outside the state of Utah.  Despite these openings, Broadview University’s average enrollment decreased by 190 students, or 13.9%, to 1,178 in 2012 from 1,368 in 2011.

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters.  Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased.  Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

Additionally, our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  In a Memorandum of Understanding and Order (“MOU”) from the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (“the Licensing Division”) dated December 9, 2011, we agreed to disciplinary action which placed our nursing program under a probationary period of three years from the date of the MOU, and required us to write a remediation plan to address deficiencies in our program which may be contributing to the low test scores.

Under the terms of the MOU probationary period, failure of one cohort testing class to achieve satisfactory NCLEX scores gave the Licensing Division the right to implement further sanctions against Broadview, including immediate cessation of the nursing program.  During the probationary period, we had a cohort fail to attain the required pass rate on the NCLEX exam.  On May 31, 2012, we received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as the program continues to meet all requirements of the MOU.  However, Broadview is prohibited from enrolling any new nursing students, and thus, our nursing program will cease operations upon completion of the teach-out period, or at any date prior to September 2013 should any remaining cohort fail to meet required test scores.

This action will adversely impact our revenues, financial condition, results of operations and cash flows.  Broadview had 87 nursing students enrolled for our quarter ended March 31, 2012 (7.8% of total enrollments), compared to 158 students for our quarter ended March 31, 2011 (12.2% of total enrollments).

In reaction to these negative trends, we have taken a variety of actions, including:

•
In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU.  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  Our enrollments at BEAU have increased 29.1% from our last quarter in 2012 to our first quarter in fiscal 2013.

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

•	We continue to review and expand our program and degree offerings to match the demand in the marketplace.

Educational Services and Facilities Expenses

Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University.  These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 44.9% and 39.0% of our revenues for the years ended March 31, 2012 and 2011.  While the largest individual expense category, such expenses also should be driven by revenue levels.  As our student population has declined, we have taken measures to match labor costs to revenue levels.  Despite having a full year of operations at our Salt Lake City and Boise campuses in 2012, our total payroll related expenses only increased by $25,335, or 0.3%.  Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term.

Selling, General and Administrative Expenses

Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials.  We also utilize executive, administrative, accounting and consulting services provided by related parties pursuant to a Service Level Agreement.  Some of the services provided by the related parties under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.

Marketing expenses accounted for 20.5% and 16.0% of revenues for the years ended March 31, 2012 and 2011.  Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population.  We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

Goodwill Impairment

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University.  Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions.  After completing the annual impairment test for the year ended March 31, 2012, the Company recorded a $622,016 impairment charge related to goodwill.

The primary factor contributing to the impairment was continued negative enrollment trends, specifically in Broadview University’s nursing program. During the fourth quarter, management determined that it was more likely than not that the nursing program would receive significant regulatory sanctions during the first quarter of fiscal 2013.  On May 31, 2012, the Company received regulatory notice that Broadview will be required to teach out its remaining students and discontinue the program entirely upon completion of the teach-out period.  The nursing program was Broadview’s second largest individual academic program, representing 7.8% and 12.2% of total enrollments as of March 31, 2012 and 2011.  See Note 4 to the consolidated financial statements included in Item 8 of this Report for further discussion of the goodwill impairment charge.

As disclosed under the “Financial Responsibility Standards” sub-section of the Government Approvals and Effect of Governmental Regulations section in Item 1 of Part I in this Report, our composite score as of and for the year ended March 31, 2012 was 1.3, which is below the minimum score of 1.5 required by the USDE for an institution to be considered fiscally responsible, according to the USDE’s definition.  As such, we will be subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding what course of action the USDE will choose.  We anticipate we will receive definitive instructions from the USDE during our second fiscal quarter ending September 30, 2012.  If the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected, should the Company not have adequate resources to meet the USDE’s letter of credit requirements.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this Report.  The most significant estimates include allowance for uncollectible student receivables, accrued expenses, valuation of goodwill and the provision for income taxes.

Results of Operations

The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year ended March 31,
	2012		2011		2010
Revenues	100.0%		100.0%		100.0%
Operating expenses
Educational services and facilities	87.5		72.0		60.9
Selling, general and administrative	34.0		29.0		22.0
Total operating expenses	121.5		101.0		82.9
Operating income (loss)	(21.5)		(1.0)		17.1
Other income	0.0		0.1		0.1
Income (loss) before income taxes	(21.5)		(0.9)		17.2
Income tax expense (benefit)	1.9		(0.3)		6.6
Net income (loss)	(23.4	) %	(0.6	) %	10.6%

Year ended March 31, 2012 (“2012”) compared to year ended March 31, 2011 (“2011”)

Revenues

The following table presents year-over-year changes in our primary revenue components.

	Year Ended March 31,		Change
	2012	2011	Amount	Percent
Tuition	$17,872,478	$20,232,434	$(2,359,956)	(11.7	) %
Textbook sales	-	364,442	(364,442)	(100.0)
Textbook commissions	171,703	191,626	(19,923)	(10.4)
Fees and other charges	488,010	413,194	74,816	18.1
Refunds	(705,359)	(744,722)	39,363	(5.3)
Total revenue	$17,826,832	$20,456,974	$(2,630,142)	(12.9	) %
Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Average enrollments for 2012 were 1,178, a decrease of 13.9% from the average of 1,368 for the prior year.  This decrease was partially offset by a 1.5% increase in average tuition cost per credit from 2011 to 2012.

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

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 5.7% to $15,593,785 for the year ended March 31, 2012, from $14,748,170 for the previous year.  The $845,615 increase was primarily due to direct costs to support our Boise and Salt Lake City campuses and was largely offset by decreased expense at our three campuses that were operating for the entire current and prior years.  Educational services and facilities expenses for the Boise and Salt Lake City campuses increased $2,490,534 from 2011 to 2012.  Such expenses at our other campuses decreased $1,644,919, or 12.7%, from 2011 to 2012, primarily due to decreased payroll and scholarship expense for 2012.

Overall payroll-related expenses increased 0.3% to $8,004,669 for 2012, compared to $7,979,334 for 2011.  Payroll-related expenses at our three campuses operating for the entire current year and prior year decreased $1,243,796, or 17.1%, from 2011 to 2012, primarily due to decreased student enrollments.

Facility costs, including rent expense, increased 21.7% to $3,812,276 for 2012 from $3,133,084 for 2011.  The increase of $679,192 is primarily related to a full year of occupancy expense for our Salt Lake City and Boise campuses, which opened in October 2010 and January 2011, respectively.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Year Ended March 31,
Expense	2012	2011
Payroll and related	44.9%	39.0%
Rent and other facility	21.4%	15.3%
Scholarships	5.6%	5.0%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 8.2% to $5,439,321 in 2012 from $5,928,264 in 2011.  The $488,943 decrease was primarily due to the lack of expansion costs in 2012, as well as decreased bad debt expense.  We classify various expenditures for expansion campuses as administrative expenses until such campuses commence operations.  Expansion costs totaled $282,219 in 2011 due to the Salt Lake City and Boise campus openings.  Bad debt expense decreased $296,569, or 109.1%, from 2011 to 2012, primarily due to improved collection efforts and declining enrollments.

Marketing costs increased $375,170, or 11.4%, to $3,653,988 in 2012 from $3,278,818 in 2011, primarily due to a full year of operations for our Salt Lake City and Boise campuses.

Our management fee paid under the SLA was $900,000 for each of the years ended March 31, 2012 and 2011. The management fee is reviewed as needed, but at a minimum, on an annual basis.  As a percentage of revenues, the management fee was 5.0% and 4.4% for the years ended March 31, 2012 and 2011.  We believe the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Goodwill Impairment

After completing the annual impairment test for the year ended March 31, 2012, the Company recorded a $622,016 impairment charge related to goodwill.  No impairment charges were recognized during the year ended March 31, 2011.  See Note 4 to the consolidated financial statement included in Item 8 of this Report for further discussion of the goodwill impairment charge.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing the Company’s performance. Our operating loss increased $3,608,830, from $219,460 in 2011 to $3,828,290 in 2012.  The variance was primarily the result of the aforementioned factors.  Our Salt Lake City and Boise campuses recognized a combined operating loss of $2,609,462 in 2012 and $1,702,516 in 2011.

Income taxes

The Company recognized income tax expense of $346,000 in 2012 compared to an income tax benefit of $63,261 in 2011.  The variance of $409,261, or 646.9%, was primarily due to recording a full valuation allowance against the Company’s net deferred tax assets in the fourth quarter of 2012.  The annual impact of the allowance increase was $396,000 in 2012.

Liquidity and Capital Requirements

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

Cash and cash equivalents were $2,542,293 at March 31, 2012 compared to $4,527,415 at March 31, 2011.  Most of our excess cash is held in an interest-bearing bank savings account.  On March 30, 2012, Mr. Terry Myhre, the Company’s Chairman and majority shareholder, exercised his right to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500.  Also on that date, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre.  The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and is due March 31, 2014.  The Company has not requested any disbursements under the Line of Credit through the filing date of this Report.  We did not have any outstanding debt or any unused borrowing facilities at March 31, 2011.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended March 31,
	2012	2011	Change
Net cash provided by (used in) operating activities	$(2,249,757)	$1,015,474	$(3,265,231)
Net cash used in investing activities	(615,919)	(2,046,740)	1,430,821
Net cash provided by (used in) financing activities	880,554	(32,398)	912,952
Net decrease in cash and cash equivalents	$(1,985,122)	$(1,063,664)	$(921,458)

The variance in cash flows related to operating activities is primarily due to our net loss increasing from $129,040 in 2011 to $4,164,571 in 2012.  Offsetting the 2012 net loss were depreciation and amortization of $664,679, a goodwill impairment charge of $622,016, and increased deferred rents of $150,970, offset primarily by a $260,227 decrease in accrued expenses.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in 2012, as the prior period included additions for our Salt Lake City and Boise campuses.  The variance in cash flows related to financing activities is primarily due to the $812,500 of proceeds received from Mr. Myhre’s warrant exercise.  We believe the combination of our cash position and available borrowings as of March 31, 2012 is sufficient to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre.  As of March 31, 2012, Myhre Investments, LLC had $1,393,822 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments.  The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account.  Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise.  As of March 31, 2012, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2012 and 2011

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Broadview Institute, Inc. and Subsidiary
Woodbury, Minnesota

We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiary as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP
Lurie Besikof Lapidus & Company, LLP
Minneapolis, Minnesota

June 29, 2012

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,542,293	$4,527,415
Student receivables	198,247	262,954
Prepaid expenses	7,131	71,442
Income taxes receivable	50,000	-
Other	16,806	137,124

TOTAL CURRENT ASSETS	2,814,477	4,998,935

PROPERTY AND EQUIPMENT, NET	2,951,478	3,000,238

OTHER ASSETS
Deposits	189,676	189,676
Deferred income taxes	-	401,000
Goodwill	-	622,016
Other	46,975	25,659

	$6,002,606	$9,237,524

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$553,140	$514,217
Accrued expenses	111,066	371,293
Student credit balances	85,825	50,114
Due to affiliates	214,173	116,119
Income taxes payable	-	878
Deferred income taxes	-	5,000

TOTAL CURRENT LIABILITIES	964,204	1,057,621

DEFERRED RENT	722,556	571,586

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 9,008,252 and 8,248,252 shares issued and outstanding at March 31, 2012 and 2011	90,082	82,482
Additional paid-in capital	5,358,904	4,464,404
Retained earnings (accumulated deficit)	(1,138,140)	3,056,431

TOTAL STOCKHOLDERS' EQUITY	4,315,846	7,608,317

	$6,002,606	$9,237,524

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011

REVENUES	$17,826,832	$20,456,974

OPERATING EXPENSES
Educational services and facilities	15,593,785	14,748,170
Selling, general and administrative	5,439,321	5,928,264
Goodwill impairment	622,016	-

TOTAL OPERATING EXPENSES	21,655,122	20,676,434

OPERATING LOSS	(3,828,290)	(219,460)

OTHER INCOME
Interest income	9,719	27,159

LOSS BEFORE TAXES	(3,818,571)	(192,301)

INCOME TAX EXPENSE (BENEFIT)	346,000	(63,261)

NET LOSS	$(4,164,571)	$(129,040)

LOSS PER COMMON SHARE:

Basic	$(.50)	$(.02)

Diluted	$(.50)	$(.02)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock, Series B		Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
MARCH 31, 2010	500,000	$5,000	8,218,252	$82,182	$4,264,204	$3,215,471	$7,566,857

Dividends paid	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock	-	-	30,000	300	200,200	-	200,500
Net loss	-	-	-	-	-	(129,040)	(129,040)

MARCH 31, 2011	500,000	5,000	8,248,252	82,482	4,464,404	3,056,431	7,608,317

Dividends paid	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock	-	-	760,000	7,600	894,500	-	902,100
Net loss	-	-	-	-	-	(4,164,571)	(4,164,571)

MARCH 31, 2012	500,000	$5,000	9,008,252	$90,082	$5,358,904	$(1,138,140)	$4,315,846

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,164,571)	$(129,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	664,679	470,983
Goodwill impairment	622,016	-
Deferred income taxes	396,000	(71,000)
Deferred rent	150,970	289,021
Stock-based compensation	89,600	200,500
Changes in operating assets and liabilities:
Student receivables	64,707	(106,594)
Inventory	-	424,802
Prepaid expenses	64,311	55,272
Other assets	99,002	(146,371)
Accounts payable	38,923	23,038
Accrued expenses	(260,227)	136,653
Student credit balances	35,711	23,001
Income taxes	(50,878)	(154,791)

Net cash provided by (used in) operating activities	(2,249,757)	1,015,474

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(615,919)	(2,046,740)

CASH FLOWS FROM FINANCING ACTIVITIES:

Preferred dividends paid	(30,000)	(30,000)
Issuance of common stock	812,500	-
Net change in due to affiliates	98,054	(2,398)

Net cash provided by (used in) financing activities	880,554	(32,398)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,985,122)	(1,063,664)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,527,415	5,591,079

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,542,293	$4,527,415

Supplementary information:
Cash paid for income taxes	$-	$163,519

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

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The Company manages its business on the basis of one reporting segment.  The consolidated financial statements include the accounts of Broadview Institute, Inc. and its wholly-owned subsidiary. All intercompany transactions were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of expenses during the period reported.  Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant estimates include allowance for uncollectible student receivables, accrued expenses, valuation of goodwill and the provision for income taxes.

Revenue Recognition

The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year.  Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter.  The University bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition and lab fees are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include textbook sales and commissions, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

If a student withdraws from a course prior to completion, the University refunds a portion of the tuition.  The refunded amount is dependent on the timing of the withdrawal.  Tuition revenue is shown net of any refunds.  Because the University bills its students quarterly for tuition and other academic services, and 100% of these services are generally completed by each quarter end, the University has no deferred revenue at the end of each quarter.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.  There were no such investments included in cash and cash equivalents at March 31, 2012 or 2011.

United States Department of Education (“USDE”) regulations require Title IV program funds received by the University in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. There were no restricted cash balances at March 31, 2012 or 2011.

Concentration of Credit Risk

Cash accounts are maintained primarily at two financial institutions in the United States.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company has not experienced any losses on its cash.  At March 31, 2012 and 2011, most of the Company’s cash was maintained in one bank savings account.

Approximately 79% and 73% of the Company’s revenues (calculated on a cash basis in accordance with USDE regulations) were collected from funds distributed under Title IV programs for the years ended March 31, 2012 and 2011.  The financial and assistance programs under Title IV are subject to various political and governmental budgetary considerations.  There is no assurance that such funding will be maintained at current levels.  If the Company were to lose its eligibility to participate in Title IV programs, Broadview University students would  likely need to seek alternative funding sources to pay for their cost of education.

Student Receivables

The University grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due.  Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances.  Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter.  Management evaluates a number of factors, including the students’ status (i.e. active, withdrawn, etc.), the period of time a balance has been outstanding, and financial aid options that are available to students that may be applied against a balance.  Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days.  The Company’s allowance for doubtful accounts was $25,000 and $55,000 at March 31, 2012 and 2011.

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

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  The fair value measurements are classified under the following hierarchy:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•
Level 2 – Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University.  Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment.  Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions.  During the year ended March 31, 2012, the Company recorded a $622,016 impairment charge related to goodwill.  See Note 4 for further discussion.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company did not record any impairment charges on long-lived assets during March 31, 2012 or 2011.

Long-Term Liabilities

The Company records rent expense on a straight-line basis over the lease term.  The difference between actual rent payments and the straight-line rent expense is recorded as a long-term liability; this liability will decrease when actual rent payments exceed the straight-line expense.

Advertising Costs

Advertising costs are expensed as incurred. The Company’s advertising expense was approximately $3,654,000 and $3,279,000 for the years ended March 31, 2012 and 2011.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The Company had no unrecognized tax benefits at March 31, 2012 and 2011 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

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

The basic loss attributable to common stockholders was computed as follows:

	Years Ended March 31,
	2012	2011
Net loss	$(4,164,571)	$(129,040)
Less cumulative dividends	(30,000)	(30,000)
Net loss attributable to common stockholders	$(4,194,571)	$(159,040)

There were no dilutive instruments as of March 31, 2012 and 2011 due to the recognition of a net loss for both years.  The basic and diluted weighted average shares outstanding were 8,306,773 and 8,224,416 for the years ended March 31, 2012 and 2011.

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the presentation in the 2012 statements.  Such reclassifications did not impact the Company’s consolidated net loss or stockholders’ equity as previously reported.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, which is included in Accounting Standards Codification (“ASC”) 350, Testing Goodwill for Impairment.  The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test.  The guidance was adopted January 1, 2012 and did not have any significant impact on the Company’s consolidated financial condition, results of operations, or disclosures.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.             Property and Equipment

Property and equipment consisted of the following:

	March 31,
	2012	2011
Furniture and equipment	$3,598,503	$3,595,087
Leasehold improvements	1,222,829	1,109,894
	4,821,332	4,704,981
Less accumulated depreciation	(1,869,854)	(1,704,743)
	$2,951,478	$3,000,238

4.             Goodwill Impairment

In performing the annual review of goodwill for impairment, management performs a two-step test.  In the first step, management compares the fair value of the Company’s lone reporting unit to the carrying value of its net assets.  If the carrying value of the net assets exceeds the fair value of the reporting unit, management performs a second step which involves determining the implied fair value of the goodwill and comparing that to the carrying amount of the goodwill.  An impairment loss is recognized to the extent the implied fair value of the goodwill is less than its carrying amount.

To determine the fair value of our reporting unit in step one of the test, management primarily uses a market-based approach.  Generally, this approach incorporates analysis of the Company’s stock price and market capitalization as well as information regarding publicly traded companies with similar operating characteristics to develop a multiple which is then applied to the operating performance of the reporting unit to determine value.

Step one of management’s 2012 annual impairment test indicated that the carrying value of the Company’s lone reporting unit exceeded its fair value.  The primary factor contributing to the impairment was continued negative enrollment trends, specifically in Broadview University’s nursing program. During the fourth quarter, management determined that it was more likely than not that the nursing program would receive significant regulatory sanctions during the first quarter of fiscal 2013.  On May 31, 2012, the Company received regulatory notice that Broadview will be required to teach out its remaining nursing students and discontinue the program entirely upon completion of the teach-out period.  The nursing program was Broadview’s second largest individual academic program, representing 7.8% and 12.2% of total enrollments as of March 31, 2012 and 2011.

In performing step two of the impairment test, management used an income-based approach, discounting the expected future cash flows of the reporting unit.  This approach utilized Level 3 fair value inputs for the respective assets (see Note 2 regarding the Company’s fair value measurement policies).  Management estimated future cash flows after considering current economic conditions and trends, estimating future operating results, and considering future economic and regulatory trends.  The discount rate of 16.5% used represents the estimated weighted average cost of capital, which reflects the overall inherent risk involved in the reporting unit’s future expected cash flows and the rate of return an outside investor would expect to earn.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.            Goodwill Impairment – (continued)

To estimate cash flows beyond the final year of management’s projections, a terminal value approach was used, whereby the present value of the resulting terminal value is incorporated into management’s estimate of fair value.  The terminal growth rate used was 4.0%.  Management’s analysis yielded an impairment charge of $622,016, representing the entire carrying value of the goodwill.

The determination of estimated fair value requires significant assumptions and estimates.  These include, but are not limited to, the selection of a discount rate, terminal growth rate, operating cash flow projections, borrowing requirements and capital expenditure forecasts.  Due to the inherent uncertainty involved in making such estimates, actual results could differ from those estimates.

5.             Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder.  The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and is due March 31, 2014.  The Company has not requested any disbursements under the Line of Credit through the filing date of these consolidated financial statements.  The Company did not have any outstanding debt or any unused borrowing facilities at March 31, 2011.

6.             Stockholders’ Equity

Series A Preferred Stock

The Company designated 100,000 shares of its preferred stock as Series A, cumulative, voting preferred stock with a per share par value of $.01 and a per share liquidation value equal to the greater of $100 or 100 times the per share liquidation value of common stock.  Each share of Series A preferred stock has voting rights equal to 100 shares of common stock.  Upon issuance, the Series A preferred stock bears a cumulative quarterly dividend equal to the greater of $1.00 or 100 times the amount of any quarterly declared dividend on common stock.  No shares of Series A preferred stock have been issued.

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Myhre for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At March 31, 2012 and 2011, cumulative preferred stock dividends in arrears were $30,000.  Each share of Series B preferred stock is convertible into one share of common stock at any time.

Stock Options

There were no stock options granted, exercised or expired during the years ended March 31, 2012 and 2011, and no options were outstanding as of March 31, 2012 or 2011.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.            Stockholders’ Equity – (continued)

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of common stock at an exercise price of $1.25 per share, for a total cash payment of $812,500.  The exercise converted all remaining warrants outstanding, as there were 650,000 warrants outstanding and 650,000 shares of common stock reserved for such conversion at March 31, 2011.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 740,000 and 820,000 shares were available for issuance at March 31, 2012 and 2011.

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years.  Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan.  These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  Each award vests at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011.

If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.  Future expense related to these awards is expected to be $51,200.  Stock compensation expense for directors was $51,200 for the year ended March 31, 2012.  Stock compensation expense for directors under a previous compensation arrangement was $130,000 for the year ended March 31, 2011.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares of common stock, respectively.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards for year ended March 31, 2012.  Stock compensation expense for officers under a previous award was $70,500 for the year ended March 31, 2011.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             Income Taxes

The provision for income taxes consists of the following:

	Years Ended March 31,
	2012	2011
Current:
Federal	$-	$5,870
State	(50,000)	1,869
Deferred	396,000	(71,000)
	$346,000	$(63,261)

A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows:

	Years Ended March 31,
	2012		2011
Statutory income tax rate	34.0%		34.0%
State taxes, net of federal benefit	3.3		(0.9)
Other permanent differences	(6.1)		(1.7)
Establishment of valuation allowances	(40.4)		-
Other	0.1		1.5
	(9.1	) %	32.9%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$9,000	$21,000
Accrued expenses	9,000	10,000
Deferred rent	270,000	213,000
Net operating loss carryforwards	1,637,000	479,000
Alternative minimum tax credit	235,000	235,000
	2,160,000	958,000

Deferred tax liabilities:
Prepaid expenses	(3,000)	(36,000)
Depreciation and amortization	(192,000)	(104,000)
	(195,000)	(140,000)
Net deferred tax asset before valuation allowance	1,965,000	818,000
Valuation allowance	(1,965,000)	(422,000)
Net deferred tax asset	$-	$396,000

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             Income Taxes – (continued)

Management evaluates the Company’s deferred tax assets on a regular basis to determine if a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  In making such judgments, management must weigh both positive and negative evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable, and also limits projections of future taxable income to that which can be estimated over a reasonable amount of time.  Management’s ability to accurately forecast should be evaluated against recent results, and the reliability of such forecasting inherently decreases as the duration of such forecasting increases.

The Company has reported pre-tax losses for five consecutive quarters, and six of the past seven quarters.  After considering evidence including historical results, industry and general economic trends, and current forecasts on future operating results, management increased the valuation allowance to fully reserve for the Company’s net deferred tax assets.  The annual impact on the year ended March 31, 2012 was deferred tax expense of $396,000; however, the actual charge recorded as income tax expense in the Company’s fourth quarter ended March 31, 2012 was $1,543,000 due to deferred tax assets recognized during the first three quarters of fiscal 2012.  The Company’s valuation allowance at March 31, 2012 and 2011 includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

At March 31, 2012, the Company had approximately $3,239,000 in federal net operating loss carryforwards to reduce future taxable income.  These carryforwards begin to expire in our fiscal year ending March 31, 2025.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Currently, no jurisdictions are under examination.  No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2012 or 2011.

For federal purposes, tax years 2009-2011 remain open to examination.  Prior to 2009, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years.  For state purposes, the statute of limitations remains open in a similar manner.  Management does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

8.             Related Party Transactions

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,393,822 and $1,758,512 in loans outstanding to University students at March 31, 2012 and 2011.

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             Related Party Transactions – (continued)

Under the SLA, the Company paid GU/MSB $75,000 per month for these services effective January 1, 2010.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $900,000 for each of the years ended March 31, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with a monthly base rent of $32,500 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $390,000 for each of the years ended March 31, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $577,200 for each of the years ended March 31, 2012 and 2011.

Effective January 1, 2011, Broadview University entered into a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $468,000 and $117,000 for the years ended March 31, 2012 and 2011.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus.  The total amount of remaining rental payments due under the leases as of March 31, 2012 was approximately $3,985,000.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $1,033,218 and $1,069,616 for the years ended March 31, 2012 and 2011.

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  Total payments from the Company to MSB for textbook purchases made by University students were $877,743 for the year ended March 31, 2012.  Commission payments are remitted by the third-party provider to GU for all textbook sales to these three entities.  Commissions remitted to the Company from GU totaled $158,958 for the year ended March 31, 2012.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           Related Party Transactions – (continued)

The Company also may reimburse, or be reimbursed by, GU and MSB for other miscellaneous expenditures made by GU and MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  Such payments to MSB totaled $89,229 and $158,842 for the years ended March 31, 2012 and 2011.  Such payments to GU totaled $12,878 and $26,900 for the years ended March 31, 2012 and 2011.  Total payments received from MSB totaled $156,802 and $376,887 for the years ended March 31, 2012 and 2011.  Total payment received from GU totaled $20,316 and $2,681 for the years ended March 31, 2012 and 2011.

The Company had a due to affiliate balance for MSB of $118,173 and $113,904 at March 31, 2012 and 2011.  The Company had a due to affiliate balance for GU of $2,215 at March 31, 2011.

During the year ended March 31, 2012, the Company purchased $96,000 of equipment from Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre.  This amount was due to Institute of Production & Recording, Inc. at March 31, 2012.

9.             Operating Leases

The University has long-term operating leases for its campus facilities.  All leases provide for additional rent based on shared operating expenses.  Total rent expense for facilities was approximately $2,807,000 and $2,350,000 for the years ended March 31, 2012 and 2011.  Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount
2013	$2,464,000
2014	2,485,000
2015	2,508,000
2016	2,542,000
2017	2,472,000
Thereafter	6,469,000
$18,940,000

10.           Employee Benefit Plans

401(k) Savings Plan

The Company participates in a 401(k) employee benefit plan covering eligible employees.  The Company contributes to the plan an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation.  The Company contributed approximately $51,000 and $33,000 to the plan for the years ended March 31, 2012 and 2011.

Self-Insured Health Plan

The Company participates in a self-insured health plan covering eligible employees. The plan features insured individual and aggregate annual loss limitations.  Expense recognized for claims and administration were approximately $646,000 and $546,000 for the years ended March 31, 2012 and 2011.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Regulatory Matters

The Company is subject to extensive regulatory oversight by federal and state governmental agencies, as well as accrediting body oversight.  To continue participation in Title IV programs, an institution must demonstrate compliance with extensive academic, administrative and financial regulations regarding institutional eligibility.  Management performs periodic reviews of the Company’s compliance with the various applicable regulatory requirements.  As of the date of this Report, management identified the following regulatory matters for disclosure in the notes to these consolidated financial statements:

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE.  One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations.  The Company’s composite score as of and for the year ended March 31, 2012 was 1.3.  When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard.  Such alternative standards relevant to the Company include:

•	posting an irrevocable letter of credit to the USDE equal to at least 50% of the Title IV program funds received during the most recently completed fiscal year, or;

•
agreeing to increased monitoring of operations, including the administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”).

As of the date of this Report, the Company anticipates operating under the Zone Alternative and not posting an irrevocable letter of credit.  This alternative would place Broadview under a cash management program under which the USDE only releases funds to the Company after Broadview has made the disbursements to the student or parent borrower.  Additionally, the Company may be required to submit additional documentation supporting the eligibility of borrowers for Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding the specifics of the Company’s options under the Zone Alternative.  Management anticipates receiving definitive instructions from the USDE during the Company’s fiscal quarter ending September 30, 2012.  In the event the USDE requires the Company to post an irrevocable letter of credit or the Company fails to satisfy the USDE’s Zone Alternative financial responsibility standards, Mr. Myhre has agreed to provide the appropriate support if needed for the Company to obtain the required letter of credit.  In the event a letter of credit is required and Mr. Myhre is not successful in providing the letter of credit, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Regulatory Matters – (continued)

Regulatory Sanctions

On December 9, 2011, Broadview University’s nursing program was placed under a three-year probationary period by the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (the “Licensing Division”) due to low test scores by Broadview nursing students on the National Council Licensure Examination.  During this probationary period, a testing cohort of Broadview nursing students failed to achieve the mandated pass rate, which was in violation of the probationary terms.

On May 31, 2012, the Company received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as all remaining testing cohorts achieve the mandated pass rate.  The University will not enroll any new students into its nursing program.  The nursing program was Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

12.           Quarterly Financial Summary (Unaudited)

Summarized unaudited quarterly financial data for 2012 and 2011 are as follows:

QUARTERLY OPERATING RESULTS	Quarters Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2012:
Revenues	$4,783,375	$4,311,675	$4,504,490	$4,227,292
Operating loss	$(614,836)	$(1,031,959)	$(518,283)	$(1,663,212)
Net loss	$(383,534)	$(632,903)	$(314,379)	$(2,833,755)
Loss per common share:
Basic	$(0.05)	$(0.08)	$(0.04)	$(0.33)
Diluted	$(0.05)	$(0.08)	$(0.04)	$(0.33)

Year ended March 31, 2011:
Revenues	$5,440,260	$4,876,295	$5,406,325	$4,734,094
Operating income (loss)	$710,181	$(176,105)	$134,061	$(887,597)
Net income (loss)	$446,731	$(108,813)	$79,363	$(546,321)
Income (loss) per common share:
Basic	$0.05	$(0.01)	$0.01	$(0.07)
Diluted	$0.05	$(0.01)	$0.01	$(0.07)

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Changes in Internal Controls Over Financial Reporting

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, and has concluded that there were no changes during such quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,”, the following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;”  information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” information relating to  the audit committee’s membership to the section labeled “Committees of the Board;” information relating to audit committee financial expertise to the section labeled “Audit Committee Independence and Financial Expert Status;” and information relating to Code of Ethics to the section “Code of Ethics.”

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” which appears in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” which appear in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

The following table provides information as of March 31, 2012 about the Registrant’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	740,000
Equity compensation plans not approvd by security holders	None	None	None
Total	None	None	740,000

(1)           On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company.  Pursuant to the 2006 Plan, 740,000 shares of the Company’s common stock were available for issuance as of March 31, 2012.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections labeled “Independence” and “Certain Relationships and Related Transactions” which appear in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” which appears in the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders.

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

BROADVIEW INSTITUTE, INC. (the “Registrant”)

By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

Date:	June 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey D. Myhre Jeffrey D. Myhre	Chief Executive Officer (principal executive officer)	June 29, 2012
/s/ Kenneth J. McCarthy Kenneth J. McCarthy	Chief Financial Officer (principal financial officer and principal accounting officer)	June 29, 2012
/s/ Terry L. Myhre Terry L. Myhre	Chairman of the Board	June 29, 2012
/s/ James S. Redpath James S. Redpath	Director	June 29, 2012
/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 29, 2012
/s/ Norman H. Winer Norman H. Winer	Director	June 29, 2012
/s/ Roger C. Kuhl Roger C. Kuhl	Director	June 29, 2012

SECURITIES AND EXCHAGE COMMISSION
Washington, D.C.  20549

BROADVIEW INSTITUTE, INC.

(Commission File Number:  0-8505)

E X H I B I T  I N D E X
For
Form 10-K for 2012 fiscal year

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
10.2
Common Stock Purchase Warrants dated March 30, 2005, as issued by the Registrant to Terry L. Myhre–incorporated by reference to Exhibit 99.6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.3
Investment Representation Letter and Subscription Agreement dated March 30, 2005, by and between the Registrant and Terry L. Myhre–incorporated by reference to Exhibit 99.5 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.4
Lease Agreement dated October 1, 2002, as amended effective June 1, 2004, and July 1, 2005 and as assigned to the Registrant June 30, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.5
Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

Exhibit
10.6
Lease Agreement dated January 1, 2007, by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.7
Lease Guaranty dated effective January 1, 2007, by the Registrant and in favor of Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah - incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

10.8	2006 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 14, 2006*#
10.9
Service Level Agreement dated June 27, 2008 between Registrant and Globe University, Inc. and Minnesota School of Business, Inc. – incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended March 31, 2008*

10.10
Lease Agreement dated August 1, 2008, by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Orem, LLC covering property at 898 North 1200 West, Orem, Utah; guaranteed by the Registrant – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2008*

10.11
Restricted Stock Agreement under the Broadview Institute, Inc. 2006 Equity Incentive Plan dated October 13, 2009 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*#

10.12
Lease Agreement dated November 5, 2009, by and between C Square Educational Enterprises, Inc. and Boyer South Salt Lake Associates, Ltd. covering property at 240 East Morris Avenue, Salt Lake City, Utah; guaranteed by the Registrant – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

10.13
First Amendment to Service Level Agreement dated November 12, 2009, by and between the Registrant and Globe University, Inc. and Minnesota School of Business, Inc. – incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009*

10.14
Lease Agreement executed March 31, 2011 and effective January 1, 2011, by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Meridian, LLC covering property at 2750 East Gala Court, Meridian Idaho – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2011.

10.15
Restricted Stock Award Agreement under the Broadview Institute, Inc. 2006 Equity Incentive Plan dated June 15, 2011 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 17, 2011.*#

10.16
Line of Credit Authorization by and between the Registrant and Terry L. Myhre, executed and effective March 30, 2012 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2012.*

Exhibit
10.17
Memorandum of Understanding and Order by and between the State of Utah Department of Commerce Division of Occupational and Professional Licensing and Broadview University dated December 9, 2011 – incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 6, 2012.

10.18
State of Utah Department of Commerce Division of Occupational and Professional Licensing letter to Broadview University dated May 25, 2012 regarding updated status under a Memorandum of Understanding and Order between the Division and Broadview University  – incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2012.

14	Registrant’s Code of Ethics - incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009*
21	Subsidiary of the Registrant Name State of Incorporation C Square Educational Enterprises, Inc. Utah
23.1	Consent of Lurie Besikof Lapidus & Company, LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS***	XBRL Instance
101.SCH***	XBRLTaxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

* Incorporated by reference to a previously filed report or document, SEC File No. 0-8505, unless otherwise indicated.

** Filed herewith.

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise is not subject to liability under these sections.

# Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.