Form 10-Q
period 2012-06-30
BROADVIEW INSTITUTE INC
filed 2012-08-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of August 1, 2012 was 9,008,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

JUNE 30, 2012

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,684,136	$2,542,293
Student receivables	81,235	198,247
Due from affiliates	49,965	-
Prepaid expenses	62,860	7,131
Income taxes receivable	50,000	50,000
Other	-	16,806

TOTAL CURRENT ASSETS	1,928,196	2,814,477

PROPERTY AND EQUIPMENT, NET	2,864,409	2,951,478

OTHER ASSETS
Deposits	189,676	189,676
Other	48,837	46,975

	$5,031,118	$6,002,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$389,252	$553,140
Accrued expenses	207,872	111,066
Student credit balances	32,280	85,825
Due to affiliates	344,149	214,173

TOTAL CURRENT LIABILITIES	973,553	964,204

DEFERRED RENT	722,556	722,556

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 9,008,252 issued and outstanding at June 30, 2012 and March 31, 2012	90,082	90,082
Additional paid-in capital	5,371,704	5,358,904
Accumulated deficit	(2,131,777)	(1,138,140)

TOTAL STOCKHOLDERS' EQUITY	3,335,009	4,315,846

	$5,031,118	$6,002,606

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

REVENUES	$3,917,642	$4,783,375

OPERATING EXPENSES
Educational services and facilities	3,725,635	4,060,394
Selling, general and administrative	1,186,969	1,337,817
TOTAL OPERATING EXPENSES	4,912,604	5,398,211

OPERATING LOSS	(994,962)	(614,836)

OTHER INCOME
Interest income	1,325	3,919
LOSS BEFORE TAXES	(993,637)	(610,917)

INCOME TAX BENEFIT	-	(227,383)

NET LOSS	$(993,637)	$(383,534)

LOSS PER COMMON SHARE:

Basic	$(.11)	$(.05)

Diluted	$(.11)	$(.05)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(993,637)	$(383,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176,301	164,000
Deferred income taxes	-	(202,000)
Deferred rent	-	135,088
Stock-based compensation	12,800	51,200
Changes in operating assets and liabilities:
Student receivables	117,012	162,004
Prepaid expenses	(55,729)	(835)
Other assets	14,944	126,093
Accounts payable	(163,888)	(122,335)
Accrued expenses	96,806	(143,012)
Student credit balances	(53,545)	(25,475)
Income taxes	-	(25,383)

Net cash used in operating activities	(848,936)	(264,189)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(89,232)	(212,406)
Net change in due from affiliates	(49,965)	-

Net cash used in investing activities	(139,197)	(212,406)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in due to affiliates	129,976	(34,545)

DECREASE IN CASH AND CASH EQUIVALENTS	(858,157)	(511,140)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,542,293	4,527,415

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,684,136	$4,016,275

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2012, the consolidated results of operations and the consolidated cash flows for the three months ended June 30, 2012 and 2011.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2012 and Annual Report to Security Holders filed with the SEC.

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

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended June 30,
	2012	2011
Net loss	$(993,637)	$(383,534)
Cumulative dividends	(7,500)	(7,500)
Net loss attributable to common stockholders	$(1,001,137)	$(391,034)

There were no dilutive instruments as of June 30, 2012 or 2011 due to the recognition of a net loss for the three-month periods then ended.  The weighted average shares outstanding were 8,978,252 and 8,288,252 for the three months ended June 30, 2012 and 2011.

4.            Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder.  The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon request from the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and matures March 31, 2014.  The Company has not requested any disbursements under the Line of Credit through the filing date of these consolidated financial statements.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.            Stockholders’ Equity – (continued)

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Myhre for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At June 30, 2012 and 2011, cumulative preferred stock dividends in arrears were $37,500.  Each share of Series B preferred stock is convertible into one share of common stock at any time.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the Series B preferred stock issuance noted above.  The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant.  On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of common stock at an exercise price of $1.25 per share, for a total cash payment of $812,500.  The exercise converted all remaining warrants outstanding, as there were 650,000 warrants outstanding and 650,000 shares of common stock reserved for such conversion.

Stock Options

There were no stock options granted, exercised or expired during the three months ended June 30, 2012 or 2011, and no options were outstanding as of June 30, 2012 or 2011.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at June 30, 2012.

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years.  Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan.  These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  Each award vests at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011.  If any director ceases to serve on the Company’s Board for any reason during the award’s vesting period, such director’s restricted stock award will cease vesting, and all unvested shares pursuant to such award will be forfeited to the Company without payment of any consideration therefore to the director.  Future expense related to these awards is expected to be $38,400.  Stock compensation expense for directors was $12,800 for each of the three months ended June 30, 2012 and 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.            Stockholders’ Equity – (continued)

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

6.            Income Taxes

At June 30, 2012, the Company had approximately $4,260,000 in federal net operating loss carryforwards to reduce future taxable income.  These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2012 or March 31, 2012.

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

Based on management’s analysis during the quarter ended March 31, 2012, management increased the valuation allowance against the Company’s net deferred tax assets so that such assets were fully reserved.

7.            Related Party Transactions

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.            Related Party Transactions – (continued)

Under the SLA, the Company paid GU/MSB $75,000 per month for each of the three months ended June 30, 2012 and 2011.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial ten year period with two five-year renewal options. Broadview Institute, Inc. guaranteed the lease.  The agreement is a “triple net” lease with initial monthly base rent of $32,500 and an initial security deposit of the same amount.  Effective January 1, 2012, monthly base rent increased to $36,720.  Rent expense for the Layton facility was $122,825 and $97,500 for the three months ended June 30, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial ten year period with two five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 for each of the three months ended June 30, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial ten year period with two five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 for each of the three months ended June 30, 2012 and 2011.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus.  The total amount of remaining rental payments due under the leases as of June 30, 2012 was approximately $3,862,000.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  No payments were made to MSB for such services during the three months ended June 30, 2012.  Such payments totaled $306,313 for the three months ended June 30, 2011.

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  The Company made no payments to MSB for student textbook purchases during the three months ended June 30, 2012.  Commission payments are remitted by the third-party provider to GU for all textbook sales to these three entities.  No commission payments were received from GU during the three months ended June 30, 2012.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.            Related Party Transactions – (continued)

The Company also may reimburse GU or MSB for other miscellaneous expenditures made by GU or MSB on the Company’s behalf that are outside the scope of the SLA disclosed above.  No such payments were made to MSB during the three months ended June 30, 2012, and such payments totaled $75,214 for the three months ended June 30, 2011.  No such payments were made to GU during the three months ended June 30, 2012 or 2011.

The Company owed MSB $344,149 and $118,173 at June 30, 2012 and March 31, 2012.  GU owed the Company $49,965 at June 30, 2012.

During the three months ended June 30, 2012, the Company paid $96,000 to the Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre for the purchase of equipment.

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,245,576 and $1,393,822 in loans outstanding to University students at June 30, 2012 and March 31, 2012.

8.            Regulatory Matters

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

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the U.S. Department of Education (“USDE”).  One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations.  The Company’s composite score as of and for the year ended March 31, 2012 was 1.3.  When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

8.            Regulatory Matters – (continued)

As of the date of this Report, the Company anticipates operating under the Zone Alternative and not posting an irrevocable letter of credit.  This alternative could place Broadview under a cash management program under which the USDE only releases funds to the Company after Broadview has made the disbursements to the student or parent borrower.  Additionally, the Company may be required to submit additional documentation supporting the eligibility of borrowers for Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding the specifics of the Company’s requirements under the Zone Alternative.  Management anticipates receiving definitive instructions from the USDE during the Company’s fiscal quarter ending December 31, 2012.  In the event the USDE requires the Company to post an irrevocable letter of credit or the Company fails to satisfy the USDE’s Zone Alternative financial responsibility standards, Mr. Myhre has agreed to provide the appropriate support if needed for the Company to obtain the required letter of credit.  In the event a letter of credit is required and Mr. Myhre is not successful in providing the letter of credit, the Company’s financial condition, results of operations and cash flows could be materially adversely affected.

Regulatory Sanctions

On December 9, 2011, Broadview University’s nursing program was placed under a three-year probationary period by the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (the “Licensing Division”) due to low test scores by Broadview nursing students on the National Council Licensure Examination.  During this probationary period, a testing cohort of Broadview nursing graduates failed to achieve the mandated pass rate, which was in violation of the probationary terms.

On May 31, 2012, the Company received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as all remaining testing cohorts achieve the mandated pass rate.  However, a second testing cohort failed to achieve the mandated pass rate during the probationary period. On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a "teach-out"  agreement between Broadview and that institution. Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012. The nursing program has historically been Broadview’s second-largest individual academic program, representing 6.6% and 11.3% of total enrollments as of June 30, 2012 and 2011.  Thus, this action will adversely impact the Company’s consolidated revenues, financial condition, results of operation and cash flows.

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

Key Financial Metrics, Trends and Developments

We are committed to a long-term program of sustainable revenue growth.  Our downturn in profitability over the past two fiscal years has largely been due to the slowed growth of our industry as a whole, but has been compounded by the expenditures associated with two campus openings and related period of expected operating losses as new campuses mature.  Additionally, there has been an adjustment period for our rebranding efforts from the Utah Career College name to Broadview University to take hold in the communities in which we operate, as well as through online search directories.  We have seen slow but steady growth at our Boise campus during its first year of operations, are excited about the growth potential of the new program offerings at our Salt Lake City campus, and we continue efforts that will stabilize enrollment levels at our mature campuses, as well as making appropriate efforts to contain payroll and other operating costs in light of the decreased enrollments.

We believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term.  Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

Revenues

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  As of June 30, 2012, we charged $410 per credit hour for most of our programs and $565 per credit for our nursing program.  Our last tuition rate increase occurred in July 2010, when a 4.6% and 6.5% increase for nursing and all other program credits, respectively, was implemented.

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

Since October 2010, we have opened two new branch campuses, including our first campus outside the state of Utah.  Despite these openings, Broadview University’s average enrollment decreased by 187 students, or 14.7%, to 1,082 at June 30, 2012 from 1,269 at June 30, 2011.

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

Additionally, our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  In a Memorandum of Understanding and Order (“MOU”) from the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (“the Licensing Division”) dated December 9, 2011, we agreed to disciplinary action which placed our nursing program under a probationary period of three years from the date of the MOU, and required us to write a remediation plan to address deficiencies in our program which were contributing to the low test scores.

Under the terms of the MOU probationary period, failure of one cohort testing class to achieve satisfactory NCLEX scores gave the Licensing Division the right to implement further sanctions against Broadview, including immediate cessation of the nursing program.  During the probationary period, we had a cohort fail to attain the required pass rate on the NCLEX exam.  On May 31, 2012, we received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as the program continued to meet all requirements of the MOU.  However, a second testing cohort failed to achieve the mandated pass rate during the probationary period. On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a "teach-out"  agreement between Broadview and that institution. Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012. The nursing program has historically been Broadview’s second-largest individual academic program, representing 6.6% and 11.3% of total enrollments as of June 30, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

In reaction to these negative trends, we have taken a variety of actions, including:

•
In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU.  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  Our enrollments at BEAU have increased 29.1% from our last quarter in fiscal 2012 to our first quarter in fiscal 2013.

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

Payroll and related expenses represent our single largest expense category, accounting for 48.8% and 44.8% of our revenues for the three months ended June 30, 2012 and 2011.  While the largest individual expense category, such expenses also should be driven by revenue levels.  As our student population has declined, we have taken measures to closer match labor costs to revenue levels.  Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term.

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

Marketing expenses accounted for 18.4% and 18.1% of revenues for the three months ended June 30, 2012 and 2011.  Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population.  We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

U.S. Department of Education Sanctions

As disclosed in our Annual Report for the year ended March 31, 2012, our composite score as of and for the year ended March 31, 2012 was 1.3, which is below the minimum score of 1.5 required by the USDE for an institution to be considered fiscally responsible, according to the USDE’s definition.  As such, we will be subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding what course of action the USDE will choose.  We anticipate we will receive definitive instructions from the USDE during our fiscal quarter ending December 31, 2012.  If the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected, should the Company not have adequate resources to meet the USDE’s letter of credit requirements.

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

Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2012 and Annual Report to Security Holders filed with the SEC.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended June 30,
	2012		2011
Revenues	100.0%		100.0%
Operating Expenses:
Educational services and facilities	95.1		84.9
Selling, general and administrative	30.3		28.0
Total Operating Expenses	125.4		112.9
Operating Loss	(25.4)		(12.9)
Other Income	0.0		0.1
Loss Before Taxes	(25.4)		(12.8)
Income Tax Benefit	0.0		(4.8)
Net Loss	(25.4	) %	(8.0%

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percent
Tuition	$3,933,648	$4,874,547	$(940,899)	(19.3	) %
Commissions, fees and other charges	153,522	127,927	25,595	20.0
Refunds	(169,528)	(219,099)	49,571	22.6
Total revenue	$3,917,642	$4,783,375	$(865,733)	(18.1	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Our enrollments decreased by 187 students, or 14.7%, to 1,082 for the quarter ended June 30, 2012 compared to 1,269 for the corresponding quarter of the previous year.

Commissions, Fees and Other Charges

Our students purchase textbooks directly from a third-party service provider and we receive commission revenue from the service provider based on the overall net sales.  Fees and other charges increased primarily due to greater access fees and miscellaneous student charges, offset by fewer application fees received from prospective students.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 8.2% to $3,725,635 for the three months ended June 30, 2012, from $4,060,394 for the corresponding quarter of the previous year.  The $334,759 decrease was primarily due to a decrease of $231,066, or 10.8%, in payroll and related costs, as well as a decrease of $64,965, or 23.0% in institutional scholarships.  Both decreases are a direct result of declining enrollments.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended June 30,
Expense	2012	2011
Payroll and related	48.8%	44.8%
Rent and other facility	24.3%	19.7%
Scholarships	5.6%	5.9%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 11.3% to $1,186,969 for the three months ended June 30, 2012 from $1,337,817 for the corresponding quarter of the prior year.  The $150,848 decrease was primarily due to decreased marketing costs. Marketing costs for the quarter ended June 30, 2011 included additional expenditures related to our then-recent rebranding under the Broadview University name, as well as additional marketing for our Salt Lake City and Boise campuses that opened in October 2010 and January 2011, respectively.  Marketing costs decreased $146,194, or 16.9%, to $720,290 for the three months ended June 30, 2012 from $866,484 for the corresponding quarter of the prior year.  Marketing expenses as a percentage of revenues were 18.4% and 18.1% for the three months ended June 30, 2012 and 2011.

Our management fee paid to a related party was $225,000 for each of the quarters ended June 30, 2012 and 2011. The management fee is reviewed as needed, but at a minimum, on an annual basis.  At this time, we do not anticipate a significant change to the management fee in our 2013 fiscal year.  Management fees as a percentage of revenues were 5.7% and 4.7% for the three months ended June 30, 2012 and 2011.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 61.8% to $994,962 for the three months ended June 30, 2012 compared to $614,836 for the corresponding quarter of the prior year.  The increase of $380,126 was primarily the result of the aforementioned factors.

Income taxes

We did not recognize an income tax benefit for the three months ended June 30, 2012, as we fully reserved for the increase in our net deferred tax assets for the quarter.  We recognized an income tax benefit of $227,383 for the three months ended June 30, 2011.

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

Cash and cash equivalents were $1,684,136 at June 30, 2012 compared to $2,542,293 at March 31, 2012.  Most of our excess cash is held in an interest-bearing bank savings account.  On March 30, 2012, Mr. Terry Myhre, the Company’s Chairman and majority shareholder, exercised his right to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500.  Also on that date, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre.  The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon request from the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and matures March 31, 2014.  The Company has not requested any disbursements under the Line of Credit through the filing date of this Report.  We did not have any outstanding debt or any unused borrowing facilities at March 31, 2011.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended June 30,
	2012	2011	Change
Net cash used in operating activities	$(848,936)	$(264,189)	$(584,747)
Net cash used in investing activities	(139,197)	(212,406)	73,209
Net cash provided by (used in) financing activities	129,976	(34,545)	164,521
Net decrease in cash and cash equivalents	$(858,157)	$(511,140)	$(347,017)

The variance in cash flows related to operating activities is primarily due to our net loss increasing to $993,637 for the three months ended June 30, 2012 compared to $383,534 for the corresponding quarter of the prior year

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in the current year quarter, as the prior period included more additions for our Salt Lake City and Boise campuses.  The variance in cash flows related to financing activities is primarily due the Company maintaining a higher due to affiliate balance at June 30, 2012.  We believe the combination of our cash position and available borrowings as of June 30, 2012 is sufficient to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre.  As of June 30, 2012, Myhre Investments, LLC had $1,245,576 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments.  The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account.  Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise.  As of June 30, 2012, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that our disclosure controls and procedures were effective as of this date.

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

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, except as follows.  As disclosed in Item 2 of this Report, our nursing program is under a probationary status with state regulators due to our nursing graduates’ average pass rate on the NCLEX not meeting required regulatory levels.  As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012, our nursing program was operating under a teach-out status with the remaining students through September 2013, so long as the program continued to meet all requirements of the MOU.

However, a second testing cohort failed to achieve the mandated pass rate during the probationary period. On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a "teach-out"  agreement between Broadview and that institution. Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012. The nursing program has historically been Broadview’s second-largest individual academic program, representing 6.6% and 11.3% of total enrollments as of June 30, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1	Memorandum of Understanding and Order by and between the State of Utah Department of Commerce Division of Occupational and Professional Licensing and Broadview University dated August 6, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Broadview Institute, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer