Form 10-Q
period 2012-09-30
BROADVIEW INSTITUTE INC
filed 2012-11-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of November 1, 2012 was 9,008,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

SEPTEMBER 30, 2012

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$853,626	$2,542,293
Student receivables	160,369	198,247
Due from affiliates	21,967	-
Prepaid expenses	48,785	7,131
Income taxes receivable	50,000	50,000
Other	-	16,806

TOTAL CURRENT ASSETS	1,134,747	2,814,477

PROPERTY AND EQUIPMENT, NET	2,698,783	2,951,478

OTHER ASSETS
Deposits	189,676	189,676
Other	44,948	46,975

	$4,068,154	$6,002,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$595,756	$553,140
Accrued expenses	281,762	111,066
Student credit balances	69,767	85,825
Due to affiliates	819,215	214,173

TOTAL CURRENT LIABILITIES	1,766,500	964,204

DEFERRED RENT	722,936	722,556

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 9,008,252 shares issued and outstanding at September 30, 2012 and March 31, 2012	90,082	90,082
Additional paid-in capital	5,384,504	5,358,904
Accumulated deficit	(3,900,868)	(1,138,140)

TOTAL STOCKHOLDERS' EQUITY	1,578,718	4,315,846

	$4,068,154	$6,002,606

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$3,344,175	$4,311,675	$7,261,817	$9,095,050

OPERATING EXPENSES
Educational services and facilities	3,793,345	3,955,770	7,518,980	8,016,164
Selling, general and administrative	1,320,410	1,387,864	2,507,379	2,725,681
TOTAL OPERATING EXPENSES	5,113,755	5,343,634	10,026,359	10,741,845

OPERATING LOSS	(1,769,580)	(1,031,959)	(2,764,542)	(1,646,795)

OTHER INCOME	489	2,439	1,814	6,358

LOSS BEFORE INCOME TAXES	(1,769,091)	(1,029,520)	(2,762,728)	(1,640,437)

INCOME TAX BENEFIT	-	(396,617)	-	(624,000)

NET LOSS	$(1,769,091)	$(632,903)	$(2,762,728)	$(1,016,437)

LOSS PER SHARE:
Basic	$(0.20)	$(0.08)	$(0.31)	$(0.12)
Diluted	$(0.20)	$(0.08)	$(0.31)	$(0.12)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,762,728)	$(1,016,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	355,272	350,000
Deferred income taxes	-	(574,000)
Deferred rent	380	140,381
Stock-based compensation	25,600	64,000
Changes in operating assets and liabilities:
Student receivables	37,878	(5,787)
Prepaid expenses	(41,654)	7,834
Other assets	18,833	137,124
Accounts payable and accrued expenses	213,312	(267,308)
Student credit balances	(16,058)	41,290
Income taxes	-	(50,000)
Net cash used in operating activities	(2,169,165)	(1,172,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(102,577)	(372,778)
Net change in due from affiliates	(21,967)	(42,469)
Net cash used in investing activities	(124,544)	(415,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in due to affiliates	605,042	159,332
Preferred dividends paid	-	(30,000)
Net cash provided by financing activities	605,042	129,332

DECREASE IN CASH AND CASH EQUIVALENTS	(1,688,667)	(1,458,818)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,542,293	4,527,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$853,626	$3,068,597

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.       Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (d/b/a Broadview University and Broadview Entertainment Arts University and hereafter referred to as  “Broadview University” or the “University”).  Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study.  Broadview University delivers these services through traditional classroom settings as well as through online instruction.  The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2012, the consolidated results of operations and the consolidated cash flows for the three and six months ended September 30, 2012 and 2011.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,769,091)	$(632,903)	$(2,762,728)	$(1,016,437)
Cumulative dividends	(7,500)	(7,500)	(15,000)	(15,000)
Net loss attributable to common shareholders	$(1,776,591)	$(640,403)	$(2,777,728)	$(1,031,437)

There were no dilutive instruments as of September 30, 2012 or 2011 due to the recognition of a net loss for the three and six month periods then ended.  The weighted average shares outstanding were 8,988,252 and 8,983,279 for the three and six months ended September 30, 2012.  The weighted average shares outstanding were 8,298,252 and 8,293,279 for the three and six months ended September 30, 2011.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.            Stockholders’ Equity - (continued)

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Myhre for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At September 30, 2012 and 2011, cumulative preferred stock dividends in arrears were $37,500 and $15,000.  Each Series B preferred share is convertible into one share of common stock at any time.

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

Stock Options

There were no stock options granted, exercised or expired during the three and six months ended September 30, 2012 and 2011, and no options were outstanding as of September 30, 2012 and 2011.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at September 30, 2012.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.            Stockholders’ Equity - (continued)

Future expense related to these awards is expected to be $25,600.  Stock compensation expense for directors was $12,800 and $25,600 for each of the three and six months ended September 30, 2012 and 2011.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares, respectively, of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards for the six months ended September 30, 2011.  There was no stock compensation expense recognized for officers for the three and six months ended September 30, 2012.

6.             Income Taxes

At September 30, 2012, the Company had approximately $5,993,000 in federal net operating loss carryforwards to reduce future taxable income.  These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  No liability was recorded for interest or penalties related to uncertain tax positions at September 30, 2012 or March 31, 2012.

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

Based on management’s analysis during the quarter ended March 31, 2012, management increased the valuation allowance against the Company’s net deferred tax assets so that such assets were fully reserved.  Management has continued to maintain a valuation allowance against the Company’s net deferred tax assets as of September 30, 2012.

7.            Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,293,010 and $1,393,822 in loans outstanding to University students at September 30, 2012 and March 31, 2012.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.            Related Party Transactions - (continued)

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice.  Under the terms of the SLA, the Company paid GU/MSB $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by GU/MSB.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $225,000 and $450,000 for each of the three and six months ended September 30, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $32,500.  Broadview Institute, Inc. guaranteed the lease.  Effective January 1, 2012, monthly base rent increased from $32,500 to $36,720.  Rent expense for the Layton facility was $110,162 and $97,500 for the three months ended September 30, 2012 and 2011, and $232,987 and $195,000 for each of the six months ended September 30, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 and $288,600 for each of the three and six months ended September 30, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 and $234,000 for the three and six months ended September 30, 2012 and 2011.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB.  Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf.  Total payments made to MSB for these items were $129,588 for the three and six months ended September 30, 2012.  Payments for these items were $151,660 and $457,973 during the three and six months ended September 30, 2011.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.            Related Party Transactions - (continued)

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third-party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  The Company made no payments to MSB for student textbook purchases during the three and six months ended September 30, 2012.  Total payments from to MSB for such items were $232,650 and $251,172 during the three and six months ended September 30, 2011.

Commission payments are remitted by the third-party provider to GU for all textbook sales to these three entities.  Commissions remitted to the Company from GU totaled $87,891 during the three and six months ended September 30, 2012.  Such commissions remitted to the Company during the three and six months ended September 30, 2011 were $50,512 and $56,756.

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above.  Such payments from the Company to MSB totaled $13,747 during the three and six months ended September 30, 2012.  The Company received $53,335 from MSB for such items during the three and six months ended September 30, 2012.  Such payments from the Company to MSB totaled $28,636 and $103,850 during the three and six months ended September 30, 2011.  No such payments were made between the Company and GU during the three and six months ended September 30, 2012 and 2011.

The Company had a due to affiliate balance for MSB of $819,215 and $118,173 at September 30, 2012 and March 31, 2012.  The Company had a due from affiliate for GU of $21,967 at September 30, 2012.

During the six months ended September 30, 2012, the Company paid $96,000 to the Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre, for equipment purchases.  This amount was recorded as a due to affiliate at March 31, 2012.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus.  The total amount of remaining rental payments due under these leases as of September 30, 2012 was approximately $3,738,000.

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

8.            Regulatory Matters - (continued)

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

8.           Regulatory Matters - (continued)

On May 31, 2012, the Company received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as all remaining testing cohorts achieve the mandated pass rate.  However, a second testing cohort failed to achieve the mandated pass rate during the probationary period.  On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a “teach-out” agreement between Broadview and that institution.  Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of the Company’s fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s consolidated revenues, financial condition, results of operation and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

Certain statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q, any documents incorporated by reference herein, and other written or oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements provide current expectations or forecasts of future events.  Such statements can be identified by the use of terminology such as “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions.  These forward-looking statements are based on the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial conditions and results.  In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in, or implied by, such statements.  The assumptions, risks and uncertainties include the growth pace of student enrollments, our continued compliance with regulatory requirements, maintaining our accreditation status, availability of funding programs for Broadview University students, our ability to successfully open new campuses, our ability to update and expand academic program offerings, our ability to hire and retain key personnel, rulemaking by the U.S. Department of Education (“USDE”)and increased focus by the U.S. Congress on for-profit educational institutions, and general economic and market conditions.  Further information about these and other relevant risks and uncertainties may be found in our annual report on Form 10-K and other Company filings with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.

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

Key Trends, Developments and Challenges

We are committed to a long-term program of sustainable revenue growth.  Our downturn in profitability over the past two fiscal years has largely been due to the slowed growth of our industry as a whole, but has been compounded by the expenditures associated with two campus openings since October 2010 and related period of expected operating losses as new campuses mature.  Additionally, there has been an adjustment period for our rebranding efforts from the Utah Career College name to Broadview University to take hold in the communities in which we operate, as well as through online search directories.  We have seen slow but steady growth at our Boise campus and in our fully online programs, are excited about the growth potential of the new program offerings at our Salt Lake City campus detailed below, and we continue efforts that will stabilize enrollment levels at our mature campuses, as well as making appropriate efforts to contain payroll and other operating costs in light of the decreased enrollments.

We believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term.  Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

Revenue Trends

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students attending full time (taking between 11 and 16 credits per quarter) are charged a tuition rate of $400 per credit.  Part-time students (taking less than 11 credits per quarter) are charged a tuition rate of $435 per credit.  From July 2010 through June 2012, we charged $410 per credit for these programs.

We believe our enrollments are influenced by a number of factors, including, but not limited to:

•	the attractiveness of our program offerings;
•	our ability to offer flexible class scheduling;
•	the relative cost of our educational services compared to competitors;
•	our mix of residential and online course offerings;
•	the effectiveness of our marketing and recruiting efforts;
•	the quality of our faculty;
•	the availability of federal and other financial aid;
•	general economic conditions in the regions where we operate; and
•	the regulatory environment of our industry.

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters.  Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality inquiries has increased.  Average enrollments at Broadview University for the six months ended September 30, 2012 were 990 students, compared to 1,214 for the six months ended September 30, 2011, representing a decrease of 18.5%.  Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

Our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  In a Memorandum of Understanding and Order (“MOU”) from the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (“Licensing Division”) dated December 9, 2011, we agreed to disciplinary action which placed our nursing program under a probationary period of three years from the date of the MOU, and required us to write a remediation plan to address deficiencies in our program which were contributing to the low test scores.

Under the terms of the MOU probationary period, failure of one cohort testing class to achieve satisfactory NCLEX scores gave the Licensing Division the right to implement further sanctions against Broadview, including immediate cessation of the nursing program.  During the probationary period, we had a cohort fail to attain the required pass rate on the NCLEX exam.  On May 31, 2012, we received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as the program continued to meet all requirements of the MOU.  However, a second testing cohort failed to achieve the mandated pass rate during the probationary period.  On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a “teach-out” agreement between Broadview and that institution.  Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of our last two fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

In reaction to these negative trends, we have taken a variety of actions, including:

•
In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU.  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  Our enrollments at BEAU have increased from 55 students for the quarter ended March 31, 2012 to 73 students for the quarter ended September 30, 2012.

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

Payroll and related expenses represent our single largest expense category, accounting for 55.3% and 47.3% of our revenues for the three months ended September 30, 2012 and 2011.  While the largest individual expense category, such expenses also should be driven by revenue levels.  As our student population has declined, we continue to consider additional measures to closer match labor costs to revenue levels.  Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term.

Selling, General and Administrative Expenses

Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials.  The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Myhre, pursuant to a Service Level Agreement (“SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice.  Under the terms of the SLA, the Company paid GU/MSB $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by GU/MSB.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $225,000 and $450,000 for each of the three and six months ended September 30, 2012 and 2011.

Marketing expenses accounted for 27.7% and 21.5% of revenues for the three months ended September 30, 2012 and 2011.  Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population.  We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

U.S. Department of Education Sanctions

As disclosed in our Annual Report for the year ended March 31, 2012, our composite score as of and for the year ended March 31, 2012 was 1.3, which is below the minimum score of 1.5 required by the USDE for an institution to be considered financially responsible, according to the USDE’s definition.  As such, we will be subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

As of the date of this Report, management has not received definitive instructions from the USDE regarding what additional oversight the USDE will impose.  We anticipate we will receive definitive instructions from the USDE during our fiscal quarter ending December 31, 2012.  If the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected.

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

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Educational services & facilities	113.4	91.8	103.5	88.1
Selling, general & administrative	39.5	32.2	34.5	30.0
Total Operating Expenses	152.9	124.0	138.0	118.1

Operating Loss	(52.9)	(24.0)	(38.0)	(18.1)

Other Income	-	0.1	-	0.1
Loss Before Income Taxes	(52.9)	(23.9)	(38.0)	(18.0)
Income Tax Benefit	-	(9.2)	-	(6.8)
Net Loss	(52.9)%	(14.7)%	(38.0)%	(11.2)%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended September 30,		Change
	2012	2011	Amount	Percent
Tuition	$3,338,104	$4,314,569	$(976,465)	(22.6	) %
Commissions, fees and other charges	128,793	158,726	(29,933)	(18.9)
Refunds	(122,722)	(161,620)	38,898	24.1
Total revenue	$3,344,175	$4,311,675	$(967,500)	(22.4	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Our enrollments decreased by 262 students, or 22.6%, to 897 for the three months ended September 30, 2012 compared to 1,159 for the corresponding quarter of the previous year.

Commissions, Fees and Other Charges

Our students purchase textbooks directly from a third-party service provider and we receive commission revenue from the service provider based on the overall net sales.  Other fees and charges include registration fees and miscellaneous student charges.  Overall decrease in these revenues corresponds with the decreased enrollments.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 4.1% to $3,793,345 for the three months ended September 30, 2012, from $3,955,770 for the corresponding quarter of the previous year.  The $162,425 decrease was primarily due to a decrease of $193,098, or 9.5%, in payroll and related costs, as well as a decrease of $98,326, or 54.7% in student materials.  Both decreases are a direct result of declining enrollments, with the decrease in student materials expenditures more directly related to our winding down of the nursing program.  These decreases were offset primarily by an increase of $137,862, or 97.4%, in health insurance-related expenses.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended September 30,
Expense	2012	2011
Payroll and related	55.3%	47.3%
Rent and other facility	28.4%	21.9%
Health insurance	8.4%	3.3%
Scholarships	7.4%	5.5%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 4.9% to $1,320,410 for the three months ended September 30, 2012 from $1,387,864 for the corresponding quarter of the prior year.  The $67,454 decrease was primarily due to general efforts to decrease administrative expenses, as marketing and management fees were relatively comparable between the two quarters. Marketing costs for the quarter ended September 30, 2012 decreased $1,191, or 0.1%, to $927,032 from $928,222 for the corresponding quarter of the prior year.  Marketing expenses as a percentage of revenues were 27.7% and 21.5% for the three months ended September 30, 2012 and 2011.

Our management fee paid to a related party was $225,000 for each of the quarters ended September 30, 2012 and 2011. The management fee is reviewed as needed, but at a minimum, on an annual basis.  The Company paid $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by the related party.  Management fees as a percentage of revenues were 6.7% and 5.2% for the three months ended September 30, 2012 and 2011.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 71.5% to $1,769,580 for the three months ended September 30, 2012 compared to $1,031,959 for the corresponding quarter of the prior year.  The increase of $737,621 was primarily the result of the aforementioned factors.

Income taxes

We did not recognize an income tax benefit for the three months ended September 30, 2012, as we fully reserved for the increase in our net deferred tax assets for the quarter.  We recognized an income tax benefit of $396,617 for the three months ended September 30, 2011.

Six Months Ended September 30, 2012 Compared with Six Months Ended September 30, 2011

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Six Months Ended September 30,		Change
	2012	2011	Amount	Percent
Tuition	$7,271,752	$9,189,116	$(1,917,364)	(20.9	) %
Commissions, fees and other charges	282,315	286,653	(4,338)	(1.5)
Refunds	(292,250)	(380,719)	88,469	23.2
Total revenue	$7,261,817	$9,095,050	$(1,833,233)	(20.2	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Average enrollments decreased by 225 students, or 18.5%, to 990 for the six months ended September 30, 2012 compared to 1,214 for the corresponding period of the previous year.

Commissions, Fees and Other Charges

Our students purchase textbooks directly from a third-party service provider and we receive commission revenue from the service provider based on the overall net sales.  Other fees and charges include registration fees and miscellaneous student charges.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 6.2% to $7,518,980 for the six months ended September 30, 2012, from $8,016,163 for the corresponding quarter of the previous year.  The $497,183 decrease was primarily due to a decrease of $424,165, or 10.1%, in payroll and related costs, as well as a decrease of $155,828, or 44.5% in student materials.  Both decreases are a direct result of declining enrollments, with the decrease in student materials expenditures more directly related to our winding down of the nursing program.  These decreases were offset primarily by an increase of $103,023, or 36.6%, in health insurance-related expenses.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Six Months Ended September 30,
Expense	2012	2011
Payroll and related	51.8%	46.0%
Rent and other facility	26.2%	20.7%
Scholarships	6.4%	5.7%
Health insurance	5.3%	3.1%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 8.0% to $2,507,379 for the six months ended September 30, 2012 from $2,725,681 for the corresponding period of the prior year.  The $218,302 decrease was primarily due to less marketing expense during the first three months of the current period compared to the first three months of the prior year period.  Marketing costs for the six months ended September 30, 2012 decreased $147,385, or 8.2%, to $1,647,322 from $1,794,706 for the corresponding period of the prior year.  Marketing expenses as a percentage of revenues were 22.7% and 19.7% for the six months ended September 30, 2012 and 2011.

Our management fee paid to a related party was $450,000 for each of the six months ended September 30, 2012 and 2011. The management fee is reviewed as needed, but at a minimum, on an annual basis.  The Company paid $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by the related party.  Management fees as a percentage of revenues were 6.2% and 4.9% for the six months ended September 30, 2012 and 2011.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 67.9% to $2,764,542 for the six months ended September 30, 2012 compared to $1,646,795 for the corresponding period of the prior year.  The increase of $1,117,747 was primarily the result of the aforementioned factors.

Income taxes

We did not recognize an income tax benefit for the six months ended September 30, 2012, as we fully reserved for the increase in our net deferred tax assets for the period.  We recognized an income tax benefit of $624,000 for the six months ended September 30, 2011.

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

Cash and cash equivalents were $853,626 at September 30, 2012 compared to $2,542,293 at March 31, 2012.  Most of our excess cash is held in an interest-bearing bank savings account.  On March 30, 2012, Mr. Terry Myhre, the Company’s Chairman and majority shareholder, exercised his right to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500.  Also on that date, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre.  The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon request from the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and matures March 31, 2014.  The Company has not requested any disbursements under the Line of Credit through the filing date of this Report.  We did not have any outstanding debt or any unused borrowing facilities at March 31, 2011.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended September 30,
	2012	2011	Change
Net cash used in operating activities	$(2,169,165)	$(1,172,903)	$(996,262)
Net cash used in investing activities	(124,544)	(415,247)	290,703
Net cash provided by financing activities	605,042	129,332	475,710
Net decrease in cash and cash equivalents	$(1,688,667)	$(1,458,818)	$(229,849)

The variance in cash flows related to operating activities is primarily due to our net loss increasing to $2,762,728 for the six months ended September 30, 2012 compared to $1,016,437 for the corresponding quarter of the prior year, offset in part by a prior year increase in deferred income taxes of $574,000.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in the current year period.  The variance in cash flows related to financing activities is primarily due the Company maintaining a higher due to affiliate balance at September 30, 2012.  We believe the combination of our cash position, future cash collections from student billings and available borrowings as of September 30, 2012 is sufficient to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre.  As of September 30, 2012, Myhre Investments, LLC had $1,293,010 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments.  The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account.  Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise.  As of September 30, 2012, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that our disclosure controls and procedures were effective as of this date.

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

However, a second testing cohort failed to achieve the mandated pass rate during the probationary period.  On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a “teach-out” agreement between Broadview and that institution.  Broadview will continue delivering educational services for the two student cohorts closest to graduation, but will cease providing any instruction after December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of our last two fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice.  Under the terms of the SLA, the Company paid GU/MSB $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by GU/MSB.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Item 6. Exhibits

Exhibit	Description

10.1	Second Amendment to the Service Level Agreement between the Registrant, Globe University, Inc., and Minnesota School of Business, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: November 14, 2012	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer