Form 10-Q
period 2012-12-31
BROADVIEW INSTITUTE INC
filed 2013-02-14
CIK 73048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of February 1, 2013 was 9,008,252.

BROADVIEW INSTITUTE, INC.
AND SUBSIDIARY

INDEX
FORM 10-Q

DECEMBER 31, 2012

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,196,489	$2,542,293
Student receivables	153,021	198,247
Prepaid expenses	28,742	7,131
Income taxes receivable	50,000	50,000
Other	-	16,806

TOTAL CURRENT ASSETS	1,428,252	2,814,477

PROPERTY AND EQUIPMENT, NET	2,517,801	2,951,478

OTHER ASSETS
Deposits	189,676	189,676
Other	44,045	46,975

	$4,179,774	$6,002,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$472,738	$553,140
Accrued expenses	51,292	111,066
Student credit balances	48,676	85,825
Due to affiliates	210,408	214,173

TOTAL CURRENT LIABILITIES	783,114	964,204

LINE OF CREDIT	2,000,000	-

DEFERRED RENT	723,318	722,556

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 9,008,252 shares issued and outstanding	90,082	90,082
Additional paid-in capital	5,397,304	5,358,904
Accumulated deficit	(4,819,044)	(1,138,140)

TOTAL STOCKHOLDERS' EQUITY	673,342	4,315,846

	$4,179,774	$6,002,606

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

REVENUES	$3,810,978	$4,504,490	$11,072,795	$13,599,540

OPERATING EXPENSES
Educational services and facilities	3,576,579	3,724,131	11,095,559	11,740,295
Selling, general and administrative	1,169,572	1,298,642	3,676,951	4,024,323

TOTAL OPERATING EXPENSES	4,746,151	5,022,773	14,772,510	15,764,618

OPERATING LOSS	(935,173)	(518,283)	(3,699,715)	(2,165,078)

OTHER INCOME
Gain on sale of assets	16,744	-	16,744	-
Interest income	253	1,904	2,067	8,262

TOTAL OTHER INCOME	16,997	1,904	18,811	8,262

LOSS BEFORE INCOME TAXES	(918,176)	(516,379)	(3,680,904)	(2,156,816)

INCOME TAX BENEFIT	-	(202,000)	-	(826,000)

NET LOSS	$(918,176)	$(314,379)	$(3,680,904)	$(1,330,816)

LOSS PER SHARE:

Basic	$(0.10)	$(0.04)	$(0.41)	$(0.16)
Diluted	$(0.10)	$(0.04)	$(0.41)	$(0.16)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,680,904)	$(1,330,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	529,272	500,000
Deferred income taxes	-	(776,000)
Deferred rent	762	145,678
Stock-based compensation	38,400	76,800
Gain on sale of assets	(16,744)	-
Changes in operating assets and liabilities:
Student receivables	45,226	39,680
Prepaid expenses	(21,611)	20,244
Other assets	19,736	137,124
Accounts payable and accrued expenses	(140,176)	(311,653)
Student credit balances	(37,149)	14,568
Income taxes	-	(50,878)
Net cash used in operating activities	(3,263,188)	(1,535,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,851)	(405,467)
Proceeds from sale of assets	70,000	-
Net change in due from affiliates	-	(67,974)
Net cash used in investing activities	(78,851)	(473,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,000,000	-
Net change in due to affiliates	(3,765)	39,384
Preferred dividends paid	-	(30,000)
Net cash provided by financing activities	1,996,235	9,384

DECREASE IN CASH AND CASH EQUIVALENTS	(1,345,804)	(1,999,310)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,542,293	4,527,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,196,489	$2,528,105

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$903

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

The Company manages its business on the basis of one reporting segment.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University.  All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2012, the consolidated results of operations for the three and nine months ended December 31, 2012 and 2011 and the consolidated cash flows for the nine months ended December 31, 2012 and 2011.  Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net loss	$(918,176)	$(314,379)	$(3,680,904)	$(1,330,816)
Cumulative dividends	(7,500)	(7,500)	(22,500)	(22,500)
Net loss attributable to common shareholders	$(925,676)	$(321,879)	$(3,703,404)	$(1,353,316)

There were no dilutive instruments as of December 31, 2012 or 2011 due to the recognition of a net loss for the three and nine month periods then ended.  The weighted average shares outstanding were 8,998,252 and 8,988,288 for the three and nine months ended December 31, 2012.  The weighted average shares outstanding were 8,308,252 and 8,298,288 for the three and nine months ended December 31, 2011.

4.           Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder.  The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon request from the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and matures March 31, 2014.  Total outstanding borrowings under the Line of Credit were $2,000,000 at December 31, 2012.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.           Stockholders’ Equity – (continued)

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01.  The Company previously issued 500,000 shares to Mr. Myhre for $625,000.  Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends.  At December 31, 2012 and 2011, cumulative preferred stock dividends in arrears were $52,500 and $22,500.  Each Series B preferred share is convertible into one share of common stock at any time.

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

Stock Options

There were no stock options granted, exercised or expired during the three and nine months ended December 31, 2012 and 2011, and no options were outstanding as of December 31, 2012 and 2011.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at December 31, 2012.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

5.           Stockholders’ Equity – (continued)

Future expense related to these awards is expected to be $12,800.  Stock compensation expense for directors was $12,800 and $38,400 for each of the three and nine months ended December 31, 2012 and 2011.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares, respectively, of common stock.  The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date.  The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan.  The Company recognized expense of $38,400 related to these awards for the nine months ended December 31, 2011.  There was no stock compensation expense recognized for officers for the three and nine months ended December 31, 2012.

6.           Income Taxes

At December 31, 2012, the Company had approximately $6,910,000 in federal net operating loss carryforwards to reduce future taxable income.  These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025.  The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire.  The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  No jurisdictions are currently under examination.  No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2012 or March 31, 2012.

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

Based on management’s analysis during the quarter ended March 31, 2012, management increased the valuation allowance against the Company’s net deferred tax assets so that such assets were fully reserved.  Management has continued to maintain a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2012.

7.           Related Party Transactions

Certain University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre.  Myhre Investments, LLC had $1,164,277 and $1,393,822 in loans outstanding to University students at December 31, 2012 and March 31, 2012.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.           Related Party Transactions – (continued)

The Company utilizes executive, administrative, accounting and consulting services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Myhre, pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice.  Under the terms of the SLA, the Company paid GU/MSB $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by GU/MSB.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.  The Company’s expenses for services under the SLA were $150,000 and $600,000 for the three and nine months ended December 31, 2012, and $225,000 and $675,000 for the three and nine months ended December 31, 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $32,500.  Broadview Institute, Inc. guaranteed the lease.  Effective January 1, 2012, monthly base rent increased from $32,500 to $36,720.  Rent expense for the Layton facility was $110,160 and $330,480 for the three and nine months ended December 31, 2012, and $97,500 and $292,500 for the three and nine months ended December 31, 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount.  Broadview Institute, Inc. guaranteed the lease.  Rent expense for the Orem facility was $144,300 and $432,900 for each of the three and nine months ended December 31, 2012 and 2011.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc.  Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho.  The lease is for an initial period of ten years with two additional five-year renewal options.  The agreement is a “triple net” lease with monthly base rent of $39,000.  Rent expense for the Boise facility was $117,000 and $351,000 for each of the three and nine months ended December 31, 2012 and 2011.

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

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

7.           Related Party Transactions – (continued)

Total payments made to MSB for these employee benefit plans were $600,049 and $729,637 for the three and nine months ended December 31, 2012, and $338,296 and $796,270 for the three and nine months ended December 31, 2011.

Effective July 2011, the Company began utilizing the same third-party service provider as GU and MSB for the outsourcing of textbook sales to University students.  Under the arrangement, this third-party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers.  Total payments to MSB for such items were $506,844 for the three and nine months ended December 31, 2012, and $247,576 and $498,748 for the three and nine months ended December 31, 2011.

Commission payments are remitted by the third-party provider to GU for all textbook sales to these three entities.  Commissions remitted to the Company from GU totaled $50,654 and $138,544 for the three and nine months ended December 31, 2012, and $58,257 for the three and nine months ended December 31, 2011.

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above.  Net payments from the Company to MSB totaled $5,226 for the three months ended December 31, 2012, while net payments from MSB to the company totaled $34,363 for the nine months ended December 31, 2012.  Net payments from the Company to MSB totaled $1,727 and $87,055 for the three and nine months ended December 31, 2011.  Net payments from GU to the Company totaled $22,482 for the three and nine months ended December 31, 2012.  Net payments from the Company to GU totaled $58,257 for the three and nine months ended December 31, 2011.

The Company’s due to affiliate balance payable to MSB was $210,408 and $118,173 at December 31, 2012 and March 31, 2012. No balance was due to or from GU at December 31, 2012 or March 31, 2012.

During the nine months ended December 31, 2012, the Company paid $96,000 to the Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre and Jeffrey Myhre, CEO, for equipment purchases.  This amount was recorded as a due to affiliate at March 31, 2012.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus.  The total amount of remaining rental payments due under these leases as of December 31, 2012 was approximately $3,614,000.

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
Notes to Consolidated Financial Statements
(Unaudited)

8.      Regulatory Matters – (continued)

As of the date of this Report, management identified the following regulatory matters for disclosure in the notes to these consolidated financial statements:

Composite Score

On December 13, 2012, the Company received a letter from the Chicago/Denver School Participation Division (the “SPD”) of the United States Department of Education (the “USDE”) concerning the SPD’s review of the Company’s March 31, 2012 audited financial statements.  To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE.  One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations.

As disclosed in the Company’s recent public filings with the United States Securities and Exchange Commission (the “SEC”), including our Form 10-K for the year ended March 31, 2012, and subsequent Form 10-Q’s, the Company’s composite score as of and for the year ended March 31, 2012 was 1.3.  When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard.  Such alternative standards relevant to the Company include:

● posting an irrevocable letter of credit to the USDE equal to at least 50% of the Title IV program funds received during the most recently completed fiscal year, or;

● agreeing to increased monitoring of operations, including the administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”).

In its letter, the SPD acknowledged the completion of its review of the Company’s March 31, 2012 financial statements, including the composite score calculation, and presented the Company the options described above to allow the Company continued participation in Title IV programs.  On December 13, 2012, the Company notified the SPD of its election to participate under the Zone Alternative.  As such, the Company is operating under the USDE’s Cash Monitoring 1 payment method.  Under this method, the Company must first credit student accounts for disbursements of federal aid before it requests or receives funds from the USDE.  The funding request may not exceed the amount of the actual disbursements that were made in the funding request.  The Company’s management has implemented changes to the Company’s processing of federal aid to comply with this requirement.  Such changes have not had a material impact on the Company’s liquidity, results of operations or cash flows.

Broadview Institute, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

8.      Regulatory Matters – (continued)

Additionally under the Zone Alternative, the Company is required to inform the SDP within 10 days of occurrence of certain oversight or financial events, including:

● any adverse action taken against the Company by its accrediting agency, or any state or other federal agency;
● any violation by the Company of any loan agreement, or failure of the Company to perform under any loan agreement;
● any withdrawal of stockholders’ equity by any means, including by declaring a dividend;
● any filing of a petition by the Company for relief in bankruptcy court.

No such events have occurred through the date of this Report on Form 10-Q.

Discontinuance of Nursing Program

On December 9, 2011, Broadview University’s nursing program was placed under a three-year probationary period by the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (the “Licensing Division”) due to low test scores by Broadview nursing students on the National Council Licensure Examination.

During this probationary period, a testing cohort of Broadview nursing graduates failed to achieve the mandated pass rate, which was in violation of the probationary terms.  On May 31, 2012, the Company received formal communication from the Licensing Division that Broadview would be allowed to teach out its remaining nursing students through September 2013, so long as all remaining testing cohorts achieve the mandated pass rate.  However, a second testing cohort failed to achieve the mandated pass rate during the probationary period.  On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a “teach-out” agreement between Broadview and that institution.  Broadview continued delivering educational services for the two student cohorts closest to graduation, and ceased providing any instruction by December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of the Company’s fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s consolidated revenues, financial condition, results of operation and cash flows.

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

Key Trends, Developments and Challenges

We are committed to a long-term program of sustainable revenue growth.  Our downturn in profitability over the past two fiscal years has largely been due to the declined enrollments experienced across our industry as a whole, and has been compounded by slow enrollment growth at our two newest campuses opened in October 2010 and January 2011.  Declining enrollments has left us with 1,003 students spread across five campuses and our fully online division as of our recently completed quarter ended December 31, 2012.  This trend has resulted in insufficient revenues to cover our operating costs for the past several quarters.  However, we remain optimistic that our focus on providing a quality educational experience for our students and providing our communities with career-focused, community-minded graduates will prove itself successful in the long-term.   We are excited about the growth potential from recently-introduced program offerings. We continue to evaluate best processes to increase new student starts, and we have focused efforts to contain payroll and other operating costs in light of the decreased enrollments.

We believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term.  Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

Revenue Trends

Approximately 96% of our revenues are tuition collected from Broadview University’s students.  Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students attending full time (taking between 11 and 16 credits per quarter) are charged a tuition rate of $400 per credit.  Part-time students (taking less than 11 credits per quarter) are charged a tuition rate of $435 per credit.  The resulting average tuition rate per credit for the three months ended December 31, 2012 was $426.  From July 2010 through June 2012, we charged $410 per credit for these programs.

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
● general economic conditions in the regions where we operate; and
● the regulatory environment of our industry.

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters.  Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality inquiries has increased.  Average enrollments at Broadview University for the nine months ended December 31, 2012 were 994 students, compared to 1,199 for the nine months ended December 31, 2011, representing a decrease of 17.1%.  Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

Our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”)  was not meeting required regulatory levels set by the Utah Administrative Code.  Our nursing program was subsequently placed under a probationary period of three years, and during this period, our students did not achieve the mandated pass rate, resulting in our cessation of the program, which concluded with the quarter ended December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of our last two fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

In reaction to these negative trends, we have taken a variety of actions, including:

● In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business.  The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU.  Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business.  Our enrollments at BEAU have increased from 55 students for the quarter ended March 31, 2012 to 122 students for the quarter ended December 31, 2012.

    We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

● We have discontinued enrollments for certain programs at our mature campuses deemed internally as unprofitable.

● We continue to review our program offerings to match the demand in the marketplace.

Educational Services and Facilities Expenses

Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University.  These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 48.6% and 43.0% of our revenues for the three months ended December 31, 2012 and 2011.  While the largest individual expense category, such expenses also should be driven by revenue levels.  As our student population has declined, we continue to consider additional measures to closer match labor costs to revenue levels.  Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term.

Selling, General and Administrative Expenses

Selling costs primarily include marketing and promotional expenses incurred through various forms of advertising.  Marketing expenses accounted for 23.1% and 20.0% of revenues for the three months ended December 31, 2012 and 2011.  Management recognizes that spending wisely on advertising will be critical to increase our student population.

We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

Our general and administrative costs primarily include management fees for services provided by Globe University (“GU”) and the Minnesota School of Business (“MSB”) (collectively “GU/MSB”), companies controlled by Mr. Terry Myhre, Chairman and majority stockholder (“Mr. Myhre”), pursuant to a Service Level Agreement (“SLA”) between the Company and GU/MSB.  Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.  The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice.  Under the terms of the SLA, the Company paid GU/MSB $75,000 per month for these services from January 1, 2010 through September 30, 2012.  On November 14, 2012, the Company’s Board of Directors approved decreasing the payments to $50,000 per month effective October 1, 2012, based on management’s analysis of the cost and scope of services provided by GU/MSB.  Our management fee represented 3.9% and 5.0% of revenues for the three months ended December 31, 2012 and 2011.  Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

U.S. Department of Education Sanctions

As disclosed in our Annual Report for the year ended March 31, 2012, our composite score as of and for the year ended March 31, 2012 was 1.3, which is below the minimum score of 1.5 required by the USDE for an institution to be considered financially responsible, according to the USDE’s definition.  As such, we are currently under increased monitoring of our operations and have made certain modifications to our cash management policies and procedures related to Title IV funds.  See greater detail in Note 8 to our consolidated financial statements included in this Report.  Management believes the Company has taken the necessary steps to comply with the USDE’s restrictions on requesting and awarding Title IV funds.  However, if the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected.

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

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2012		2011		2012		2011
Revenues	100.0%		100.0%		100.0%		100.0%
Operating Expenses:
Educational services & facilities	93.8		82.7		100.2		86.3
Selling, general & administrative	30.7		28.8		33.2		29.6
Total Operating Expenses	124.5		111.5		133.4		115.9
Operating Loss	(24.5)		(11.5)		(33.4)		(15.9)
Other Income	0.4		-		0.2		-
Loss Before Income Taxes	(24.1)		(11.5)		(33.2)		(15.9)
Income Tax Benefit	-		(4.5)		-		(6.1)
Net Loss	(24.1	) %	(7.0	) %	(33.2	) %	(9.8	) %

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended
	December 31,		Change
	2012	2011	Amount	Percent
Tuition	$3,774,520	$4,442,374	$(667,854)	(15.0	) %
Commissions, fees and other charges	156,808	197,709	(40,901)	(20.7)
Refunds	(120,350)	(135,593)	15,243	11.2
Total revenue	$3,810,978	$4,504,490	$(693,512)	(15.4	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Our enrollments decreased by 165 students, or 14.1%, to 1,003 for the three months ended December 31, 2012 compared to 1,168 for the corresponding quarter of the previous year.  Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students attending full time (taking between 11 and 16 credits per quarter) are charged a tuition rate of $400 per credit.  Part-time students (taking less than 11 credits per quarter) are charged a tuition rate of $435 per credit.  The resulting average tuition rate per credit for the three months ended December 31, 2012 was $426.  From July 2010 through June 2012, we charged $410 per credit for these programs.

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

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 4.0% to $3,576,579 for the three months ended December 31, 2012, from $3,724,131 for the corresponding quarter of the previous year.  The $147,552 decrease was primarily due to a decrease of $88,903, or 4.6%, in payroll and related costs, as well as a decrease of $39,034, or 27.7% in student materials.  Both decreases are a direct result of declining enrollments, with the decrease in student materials expenditures more directly related to our winding down of the nursing program.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended December 31,
Expense	2012	2011
Payroll and related	48.6%	43.0%
Rent and other facility	24.2%	21.0%
Scholarships	6.7%	5.5%
Depreciation	4.6%	3.3%
Student materials	2.7%	3.1%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 9.9% to $1,169,572 for the three months ended December 31, 2012 from $1,298,642 for the corresponding quarter of the prior year.  The $129,070 decrease was primarily due a decrease in our management fee paid to a related party.  Effective October 1, 2012, our monthly management fee decreased to $50,000 from $75,000.  As such, our management fee expense decreased 33.3% to $150,000 for the three months ended December 31, 2012, compared to $225,000 for the corresponding quarter of the prior year.

Marketing costs for the three months ended December 31, 2012 decreased $21,661, or 2.4%, to $878,751 from $900,412 for the corresponding quarter of the prior year.  Marketing expenses as a percentage of revenues were 23.1% and 20.0% for the three months ended December 31, 2012 and 2011.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 80.4% to $935,173 for the three months ended December 31, 2012 compared to $518,283 for the corresponding period of the prior year.  The increase of $416,890 was primarily the result of the aforementioned factors.

Income taxes

We fully reserved for our net deferred tax assets effective March 31, 2012 and have continued to fully reserve for such assets in the current fiscal year.  As such, we did not recognize an income tax benefit for the three months ended December 31, 2012.  We recognized an income tax benefit of $202,000 for the three months ended December 31, 2011.

Nine Months Ended December 31, 2012 Compared with Nine Months Ended December 31, 2011

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Nine Months Ended
	December 31,		Change
	2012	2011	Amount	Percent
Tuition	$11,046,272	$13,631,490	$(2,585,218)	(19.0	) %
Commissions, fees and other charges	439,122	484,362	(45,240)	(9.3)
Refunds	(412,599)	(516,312)	103,713	20.1
Total revenue	$11,072,795	$13,599,540	$(2,526,745)	(18.6	) %

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments.  Average quarterly enrollments decreased by 205 students, or 17.1%, to 994 for the nine months ended December 31, 2012 compared to 1,199 for the corresponding period of the previous year.  Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students attending full time (taking between 11 and 16 credits per quarter) are charged a tuition rate of $400 per credit.  Part-time students (taking less than 11 credits per quarter) are charged a tuition rate of $435 per credit.  The resulting average tuition rate per credit for the nine months ended December 31, 2012 was $431.  From July 2010 through June 2012, we charged $410 per credit for these programs.

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

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 5.5% to $11,095,559 for the nine months ended December 31, 2012, from $11,740,295 for the corresponding quarter of the previous year.  The $644,736 decrease was primarily due to a decrease of $513,068, or 8.4%, in payroll and related costs, as well as a decrease of $194,862, or 39.7%, in student materials.  Both decreases are a direct result of declining enrollments, with the decrease in student materials expenditures more directly related to our winding down of the nursing program.  These decreases were offset primarily by an increase of $108,845, or 28.5%, in health insurance-related expenses.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Nine Months Ended December 31,
Expense	2012	2011
Payroll and related	50.7%	45.0%
Rent and other facility	25.5%	20.8%
Scholarships	6.5%	5.6%
Depreciation	4.8%	3.7%
Health insurance	4.4%	2.8%
Student materials	2.7%	3.6%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 8.6% to $3,676,951 for the nine months ended December 31, 2012 from $4,024,323 for the corresponding period of the prior year.  The $347,372 decrease was primarily due to lower marketing costs.  Such expenses decreased $169,046, or 6.3%, to $2,526,072 for the nine months ended December 31, 2012, from $2,695,119 for the corresponding period of the prior year.  Marketing expenses as a percentage of revenues were 22.8% and 19.8% for the nine months ended December 31, 2012 and 2011.

Effective October 1, 2012, our monthly management fee decreased to $50,000 from $75,000.  As such, our management fee expense decreased 11.1% to $600,000 for the nine months ended December 31, 2012 from $675,000 for the corresponding period of the prior year.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 70.9% to $3,699,715 for the nine months ended December 31, 2012 compared to $2,165,078 for the corresponding period of the prior year.  The increase of $1,534,637 was primarily the result of the aforementioned factors.

Income taxes

We fully reserved for our net deferred tax assets effective March 31, 2012 and have continued to fully reserve for such assets in the current fiscal year.  As such, we did not recognize an income tax benefit for the three months ended December 31, 2012.  We recognized an income tax benefit of $826,000 for the nine months ended December 31, 2011.

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

Cash and cash equivalents were $1,196,489 at December 31, 2012 compared to $2,542,293 at March 31, 2012.  Over the course of the past two fiscal years, we have used significant cash to fund our operations.  These continued negative cash flows have created the need for cash-infusing transactions with Mr. Myhre.  On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500.  Also on that date, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre.  The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon request from the Company.  The Line of Credit has a fixed annual interest rate of 4.0% and matures March 31, 2014.  In December 2012, the Company requested and received a $2,000,000 disbursement under the Line of Credit.  This amount remained outstanding at December 31, 2012.

We believe that our cash position and available borrowings as of December 31, 2012 may not be sufficient to fund operations for the next 12 months.  As such, management is analyzing other potential resources to bolster our liquidity and cash position prior to our fiscal year-end on March 31, 2013.  Mr. Myhre has pledged financial support to the Company to ensure its ability to fund operations through the fiscal year ending March 31, 2014.  Such options may include an equity infusion prior to March 31, 2013, as well as additional availability under the Line of Credit.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended December 31,
	2012	2011	Change
Net cash used in operating activities	$(3,263,188)	$(1,535,253)	$(1,727,935)
Net cash used in investing activities	(78,851)	(473,441)	394,590
Net cash provided by financing activities	1,996,235	9,384	1,986,851
Net decrease in cash and cash equivalents	$(1,345,804)	$(1,999,310)	$653,506

The variance in cash flows related to operating activities is primarily due to our net loss increasing to $3,680,904 for the nine months ended December 31, 2012 compared to $1,330,816 for the corresponding period of the prior year, offset in part by a prior year increase in deferred income taxes of $776,000.  The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in the current year period.  The variance in cash flows related to financing activities is primarily due the Company drawing $2,000,000 on its line of credit with Mr. Myhre in December 2012.

As disclosed in Note 8 to the consolidated financial statements included in this Report, the Company is operating under the USDE’s Cash Monitoring 1 payment method.  Under this method, the Company must first credit student accounts for disbursements of federal aid before it requests or receives funds from the USDE.  The funding request may not exceed the amount of the actual disbursements that were made in the funding request.  The Company’s management has implemented changes to the Company’s processing of federal aid to comply with this requirement.  Such changes have not had a material impact on the Company’s liquidity, results of operations or cash flows.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre.  As of December 31, 2012, Myhre Investments, LLC had $1,164,277 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments.  The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account.  Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise.  As of December 31, 2012, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that our disclosure controls and procedures were effective as of this date.

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

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, except as follows.  As disclosed in Item 2 of this Report, our nursing program was under a probationary status with state regulators due to our nursing graduates’ average pass rate on the NCLEX not meeting required regulatory levels.  As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012, our nursing program was operating under a teach-out status with the remaining students through September 2013, so long as the program continued to meet all requirements of the MOU.

However, a second testing cohort failed to achieve the mandated pass rate during the probationary period.  On August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a “teach-out” agreement between Broadview and that institution.  Broadview continued delivering educational services for the two student cohorts closest to graduation and ceased providing any instruction by December 31, 2012.  The nursing program has historically been Broadview’s second-largest individual academic program, representing 7.8% and 12.2% of total enrollments as of our last two fiscal years ended March 31, 2012 and 2011.  Thus, this action will adversely impact the Company’s revenues, financial condition, results of operation and cash flows.

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

Date: February 14, 2013
Broadview Institute, Inc. (Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	By:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer