Form 10-K
period 2013-03-31
BROADVIEW INSTITUTE INC
filed 2013-06-28
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Large accelerated filer [   ]                                                                                               Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)              Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $445,000.

Total number of shares of $.01 par value common stock outstanding at June 24, 2013: 13,508,252

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

 i

Introduction

References to “we,” “our,” and the “Company” refer to Broadview Institute, Inc. together in each case with our wholly-owned consolidated subsidiary, C Square Educational Enterprises, Inc., unless the context indicates otherwise. C Square Educational Enterprises, Inc. has registered d/b/a as “Broadview University” and “Broadview Entertainment Arts University”, and is hereafter referred to as “Broadview University” or the “University.”

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained in this Annual Report on Form 10-K (the “Report”), the documents incorporated by reference herein, and other written and oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions. Forward looking statements contained in this Report include the following: our expectations regarding future revenues and expenses, accreditation renewal, removal of heightened cash management restrictions, dividend expectations, enrollments, growth and expansion opportunities, the effects of our rebranding efforts, the adequacy of our properties, changes in governmental rules and regulations and our compliance with such regulations, general economic conditions, the effect of credit availability and interest rate changes, the impact of inflation, and the sufficiency of existing cash reserves to support operations and fulfill existing obligations. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results.

Factors that could cause actual results to materially differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A – Risk Factors”. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, shareholders and other readers should consider these risk factors with caution and form their own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities Exchange Commission (“SEC”), including our reports on Forms 10-Q and 8-K to be filed in fiscal 2014.

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

Student Placement

Although, like other post-secondary educational institutions, Broadview University does not guarantee job placement, the University does provide job placement assistance for graduates. We assist students with resumé preparation and identifying employment leads. Our placement office maintains job website links and provides job hotline information.

Our History

Broadview Institute, Inc. was incorporated in 1945 in the state of Minnesota. Prior to the Company’s purchase of C Square Educational Enterprises, Inc. in 2005, Broadview Institute, Inc. was involved in the media production industry and operated under the names Northwest Teleproductions, Inc. (until February 2000) and Broadview Media, Inc. (until August 2006).

In 1996, Minnesota businessman Terry Myhre (“Mr. Myhre”) purchased a controlling interest in C Square Educational Enterprises, Inc., a Utah corporation. At that time, C Square Educational Enterprises, Inc. operated a single campus in Salt Lake City, Utah under the Utah Career College name.

Mr. Myhre invested in Broadview Institute, Inc. in March 2003, becoming its single largest shareholder, and subsequently became the Company’s Chairman and CEO. In July 2005, Broadview Institute, Inc. purchased C Square Educational Enterprises, Inc. The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre had a controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004. Through exercise of stock warrants and purchases of the Company’s common and preferred stock, Mr. Myhre has recently increased his ownership percentage in Broadview, as more fully discussed in Items 7 and 8 of this Report. Mr. Myhre beneficially owns approximately 87% of the Company’s shares as of the date of this Report.

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

Service Level Agreement with Related Party

Mr. Myhre also owns, or has the controlling interest in, Globe University (“GU”) and Minnesota School of Business (“MSB”) (collectively “GU/MSB”), which are privately-owned, post-secondary career colleges headquartered in Minnesota. Together, GU/MSB has 20 campuses located in Minnesota, Wisconsin and South Dakota. GU/MSB has been educating students for more than 125 years and currently has a combined enrollment of approximately 6,600 students.

We utilize executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a Service Level Agreement (the “SLA”) between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The SLA automatically renews for one-year periods every July, but may be terminated by either party upon 30 days’ notice. The Company incurs a monthly management fee payable to GU/MSB under the terms of the SLA. This fee is negotiated based on management’s analysis of the cost and scope of services provided. Such analysis is performed as deemed necessary by either party, or annually at a minimum. The Company’s Board of Directors approves any changes to the monthly fee. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. A summary of the monthly fee since the SLA’s effective date is as follows:

●     July 2008 – December 2009: $50,000 per month

●     January 2010 – September 2012: $75,000 per month

●     October 2012 – Date of this Report: $50,000 per month

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

Despite the recent decline in demand, the number of undergraduate enrollments in all post-secondary degree-granting institutions is projected to increase 14% by 2021 from actual enrollments in 2010, according to a recent study by the National Center for Education Statistics (“NCES”).

The following table shows the number of degree-granting institutions in the United States by control and type of institution for the two most recent periods as measured by the NCES:

Period	All Institutions			Public			Private
							Not-For-Profit			For-Profit
	Total	4- Year	2- Year	Total	4- Year	2- Year	Total	4- Year	2- Year	Total	4- Year	2- Year
2011-2012	4,706	2,968	1,738	1,649	682	967	1,653	1,553	100	1,404	733	671
2010-2011	4,599	2,870	1,729	1,656	678	978	1,630	1,543	87	1,313	649	664

We believe that Broadview University competes with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment.

Company Strategy

We have identified the following factors as key to executing our mission statement:

●	Actively participate in our communities at multiple levels;

●	Offer programs that meet the needs of employers; and

●	Provide service and applied learning opportunities for our students and employers in our surrounding communities.

Our Competitive Strengths

Strengths that help us provide quality education and services to our students include:

●	Service learning in our communities. Service learning combines meaningful community service opportunities with course learning objectives to enrich our students’ academic experience.

●	Applied learning curriculum. Our programs are designed to teach students how to be successful on the job through hands-on activities and small class sizes.

●

Flexible scheduling. Students may enroll in residential classes, both during the day and at night, and may also enroll in online classes. Classes are offered on a quarterly schedule which allows us to enroll new students four times per year.

●

Credentialed and experienced faculty. Our faculty members hold advanced degrees in the program areas they instruct. In addition, we require industry experience to ensure our instructors have hands-on knowledge. Campus deans provide instruction and resources for the professional development of our instructors.

●

Community focus. Our campus leaders develop relationships with municipalities and employers in the surrounding communities to help our students upon their graduation. Because of these relationships, our students will have opportunities for membership in industry association groups, internships with employers, and ultimately career placement.

●

Emphasis on job placement. We work with our students throughout their program of study to provide opportunities for them to network with future employers and prepare themselves to enter the job market upon program completion.

●

Experienced management team. We partner with GU/MSB for their expertise in curriculum management, technology, finance, compliance, marketing and strategic management. These schools have been focused on career education for more than 125 years. The senior management team for the consortium of schools has many experienced managers of career colleges, which provides Broadview University with leaders experienced in growth and quality higher education. We share a similar model for growth and campus management that has been successful with GU/MSB schools.

Curricula

We offer a wide range of degree programs related to high-growth employment sectors, including:

●	Business and Accounting;
●	Health Sciences;
●	Information Technology;
●	Legal Sciences; and
●	Entertainment Design and Media Production

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU (herein referred to as “BEAU” or the “Salt Lake City campus”). Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business. Our fourth quarter enrollments at BEAU have increased 145% comparing fiscal 2013 and 2012. We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

Programs of study range from 12 to 45 months. We structure our curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. The programs and their percentage of the student population for our academic quarters ended March 31, 2013 and 2012 were as follows:

Program	2013	2012
A.A.S. Veterinary Technology	31.0%	29.8%
A.A.S. Medical Assistant	4.6	6.0
A.A.S. Paralegal	4.5	4.2
A.A.S. Music Production and Engineering	4.5	-
A.A.S. Criminal Justice	4.2	3.7
A.A.S. Business Administration	4.0	4.2
B.S. Criminal Justice	3.6	1.2
A.A.S. Information Technology	3.5	4.3
A.A.S. Medical Administrative Assistant	3.2	1.6
A.A.S. Massage Therapy	3.0	3.8
B.S. Paralegal	2.3	3.1
B.S. Information Technology	2.0	3.0
Diploma Medical Assistant	1.8	3.2
Diploma Medical Coding and Billing	0.4	3.0
A.A.S. Nursing *	-	7.8
Other programs	27.4	21.1
	100.0%	100.0%

* Our A.A.S Nursing program was discontinued after December 31, 2012. See further discussion in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

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

Student Profile

Selected student population statistics are as follows:

●	Average age:	30 years
●	Female:	69%
●	Male:	31%
●	Students of color:	27%
●	Military/veterans and dependents:	18%

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

Employees

As of March 31, 2013, we had 236 employees. Of this figure, 99 were staff (14 part-time) and 137 were faculty (93 part-time).

Patents and Trademarks

The Company claims common law trademark rights in the names Broadview Institute, Broadview University, and BEAU. The Company has no other patents, trademarks, copyrights, licenses, franchises or concessions that it considers material.

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

For the year ended March 31, 2013, approximately 82% of our revenues (calculated on a cash basis, as defined by the USDE) were derived from Title IV programs. Types of Title IV loan programs available to our students include the following:

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

Effective April 2010, Broadview University received a grant of accreditation from the ACICS effective through December 31, 2013. The University has begun the process of renewing its accreditation with the ACICS, and as of the date of this Report, management expects the ACICS to determine the length of accreditation in August 2013.

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

If Broadview University were to lose its accreditation, students attending the University would not be eligible to receive Title IV funding. Our inability to participate in Title IV programs would have a significant impact on our operations. Broadview University is currently not under any Show Cause Orders or Probation Orders from the ACICS.

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

On October 29, 2010, the USDE adopted new regulations, effective July 1, 2011, regarding state licensure of online programs. The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On April 20, 2011, the USDE issued a “Dear Colleague Letter” clarifying enforcement of state authorization of online programs. In order to avoid adverse action by the USDE, institutions must be making good faith efforts to identify and obtain necessary state authorizations before July 1, 2014. As of the date of this Report, the USDE has faced significant legal challenge as to its ability to enforce such regulations. On April 16, 2013, the USDE announced that state authorization of distance education, among other topics, would be added to negotiated rulemaking, with hearings to be held by the USDE over the proceeding months. The USDE has indicated that it anticipates negotiations will begin in September 2013.

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

Administrative Capability

USDE regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria require of participating institutions, among other things:

●	compliance with all applicable federal student financial aid regulations;

●	having capable and sufficient personnel to administer the federal student financial aid programs;

●	providing financial aid counseling to its students; and

●	submitting all reports and financial statements required by the regulations.

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

●	have sufficient cash reserves to make required refunds;

●	be current on its debt payments:

●	meet all of its financial obligations, and

●	achieve a “composite score” of at least 1.5 based on the institution’s annual consolidated financial statements.

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

Our composite score as of and for the year ended March 31, 2013 was 1.7. However, our composite score as of and for the year ended March 31, 2012 was 1.3. As our 2012 composite score was less than 1.5, but greater than 1.0, the USDE’s review of Broadview’s March 31, 2012 financial statements included determination of the type and degree of alternative standards to be applied to the University, which allowed our institution to remain financially responsible under the USDE’s guidelines. Such alternative standards available to our institution under USDE guidelines included:

●	posting an irrevocable letter of credit to the USDE equal to at least 50% of the Title IV program funds we received during our most recently completed fiscal year; or

●

agreeing to increased monitoring of our operations, including our administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”).

On December 13, 2012, we received a letter from the USDE presenting the above options to allow our continued participation in Title IV programs. On the same date, we notified the USDE of our election to participate under the Zone Alternative. This alternative gives an institution the opportunity to improve its financial condition over time without requiring the school to post a letter of credit or participate under provisional certification.

Under the Zone Alternative, a participating institution:

●	must request and receive funds under the cash monitoring or reimbursement payment methods, as specified by the USDE (see “Heightened Cash Management” section below);

●	must provide timely information regarding certain oversight and financial events (see “Information to be Provided under the Zone Alternative” section below);

●	may be required to submit its financial statement and compliance audit earlier than normally required; and

●	may be required to provide information about its current operations and future plans.

Heightened Cash Management

The USDE places an institution on one of the following cash management programs if the USDE determines there is a need to strictly monitor the institution’s participation in Title IV programs.

o	Reimbursement Method
o	Heightened Cash Monitoring 1 (“HCM1”)
o	Heightened Cash Monitoring 2 (“HCM2”)

In our December 2012 response to the USDE, we elected Heightened Cash Monitoring 1. Under this payment method, the USDE releases funds to the institution after the institution has made the disbursement to the student or parent borrower. Under HCM1, after an institution makes disbursements to eligible borrowers, it draws down Title IV funds to cover those disbursements in the same way as an institution on the advance payment method. The USDE may tailor the documentation requirements for institutions on a case-by-case basis. If an institution is placed on Reimbursement Method or HCM1, its administration of the payment method must be audited every year. The institution’s independent external auditor is required to express an opinion, as part of the institution’s USDE compliance audit, on the institution’s compliance with the requirements of the Zone Alternative, including its administration of the payment method under which the institution received and disbursed Title IV program funds.

Our management implemented changes to our procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on our operations or our liquidity, results of operations or cash flows. As our composite score as of and for the year ended March 31, 2013 exceeded 1.5, we anticipate filing a request with the USDE with our audited financial statements to remove Broadview from the restrictions and requirements of HCM1 as soon as administratively possible.

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

As of the date of this Report, management has identified no such events for communication to the USDE.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV programs if defaults on the repayment of federal program loans by its students exceed certain levels. The USDE uses a specific methodology to determine default rates and imposes varying sanctions based upon the calculation results.

Current Cohort Default Rate Provisions

The USDE calculates a rate of student defaults for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The USDE includes in the cohort all student borrowers at the institution who entered repayment on any federal program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year (October through September), resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the USDE publishes cohort default rates two years in arrears; for example, in the fall of 2012, the USDE issued cohort default rates for federal fiscal year 2010.

The USDE may take adverse action against an institution if it has excessive cohort default rates, including the following:

●

An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the Title IV loan programs and the federal Pell Grant programs effective 30 days after notification by the USDE, unless the institution timely appeals that determination in a manner specified by the USDE.

●

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

●

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

We have implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Our cohort default rates on Title IV program loans for the 2010, 2009, and 2008 federal fiscal years were 8.5%, 12.2%, and 4.3%, respectively. The average cohort default rates for proprietary institutions nationally were 11.6%, 15.0%, and 11.6% for federal fiscal years 2010, 2009, and 2008, respectively.

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

Second, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% was increased to 30%. Consequences of this change include the following:

●

If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the USDE a default improvement plan.

●

Institutions that exceed 30% for two consecutive fiscal years will be required to review, revise and resubmit their default improvement plan, and the USDE may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

●

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

●	An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years will be ineligible to participate in the Title IV programs.

The revisions to the cohort default rate described above did not change the existing provision whereby an institution generally loses Title IV eligibility if its most recent default rate exceeds 40%.

The USDE’s final regulations implementing the HEOA provisions on cohort default rates and other student loan matters clarify that the USDE will issue two cohort default rates – both a two-year rate and a three-year rate – for federal fiscal years 2009 through 2011. The final regulations indicate that the USDE will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the USDE issues official three-year cohort default rates. Three-year cohort default rates were generally expected to be higher than two-year rates because of both the longer repayment history and current economic conditions. Broadview’s unofficial three-year cohort default rate for federal fiscal years 2009 and 2008 were 19.3% and 12.9%, compared to the average unofficial three-year rate for proprietary institutions nationally of 21.2% and 25.0%.

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

For the fiscal year ended March 31, 2013, Broadview University received $11,949,070 of Title IV funds and total eligible cash receipts of $14,583,384, resulting in a percentage of 82%. Financial data used to calculate Broadview University 90/10 Rule compliance is Broadview University data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that Broadview University would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

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

Under USDE regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the U.S. Secretary of Education. Currently, we are not required to post a letter of credit or accept other conditions on our participation in Title IV programs related to late returns of Title IV program funds.

Gainful Employment

Under the Higher Education Act, a proprietary institution must prepare students for gainful employment in a recognized occupation. In June 2011, the USDE issued final regulations on the metrics to determine whether an academic program prepares a student for gainful employment.

On June 30, 2012, the U.S. District Court for the District of Columbia, considering a challenge to the regulations brought by the Association of Private Sector Colleges and Universities, vacated these debt measures as well as the rules requiring institutions to report to the USDE information about students who complete gainful employment programs. On July 30, 2012, the USDE filed a motion to alter or amend the Court’s judgment; however, the Court denied this motion on March 19, 2013. On April 16, 2013, the USDE announced that it would add gainful employment, among other topics, to negotiated rulemaking, with hearings to be held by the USDE over the proceeding months. The USDE has indicated that it anticipates negotiations will begin in September 2013.

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

Effective July 2011, a proprietary institution must notify the USDE of new programs that are subject to gainful employment requirements a minimum of 90 days before courses begin. The institution may proceed with the program offering unless the USDE advises the institution within 60 days of the notification that the additional program(s) must be approved.

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

Effective July 2011, the USDE eliminated 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibitions. The USDE’s final rules prohibit payment made “in any part” directly or indirectly upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts. Although we cannot provide any assurances that the USDE will not find deficiencies in our compensation plans, management believes that our current compensation plans are in compliance with the Higher Education Act and USDE regulations.

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

During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the USDE. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. There have been no transactions which constitute a change in control for Broadview during the periods covered by this Report, nor through the date of this Report.

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

Recent or Pending Legislative and Regulatory Activity

Congress

Congress must reauthorize the Higher Education Act approximately every six years. In July 2008, Congress completed the reauthorization process by passing the HEOA, which was signed into law in August 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In addition to HEOA, various other laws to amend and reauthorize aspects of the Higher Education Act have been enacted. In February 2006, the Deficit Reduction Act of 2005 was signed into law and included the Higher Education Reconciliation Act of 2005 (“HERA”). Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs.

The federal government has enacted a variety of legislative acts that impacted our industry over the past several years. More recently, the Student Aid and Fiscal Responsibility Act of 2009, which eliminated the FFEL program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan program, was signed into law March 2010.

As of the date of this Report, there are a number of topics being considered in Congress that could lead to enacted legislation in the near future. The Consumer Financial Protection Bureau submitted reports to Congress in 2012 with recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On January 23, 2013, the Know Before You Owe Private Student Loan Act of 2013 was introduced in Congress. This proposed act would require institutions to certify to a private loan lender a student’s cost of attendance and estimated federal financial assistance before a loan may be issued to such student. This Act would also require institutions to counsel students about their loan options, including discussion of differences between federal and private loans.

Also on January 23, 2013, the Fairness for Struggling Students Act of 2013 was introduced in Congress. This Act would allow private student loans to be dischargeable in bankruptcy. As of the date of this report, we do not know what legislative action Congress may take in response to these proposals, and whether such actions – if any – will have any negative impact on our business or results of operations.

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

Participation of proprietary education institutions in Title IV programs, as well as U.S. Department of Defense oversight of tuition assistance for military service members, have been active topics in recent years. The Senate’s Health, Education, Labor and Pensions (“HELP”) committee has held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veteran’s and military education benefits by students enrolled at proprietary institutions.

On July 30, 2012, the HELP committee released a report titled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The report recommended several reforms that could change the participation of proprietary institutions such as Broadview University in Title IV funding. Such changes include:

●	Linking access to federal financial aid to minimum student outcome thresholds;
●	Prohibiting institutions from using federal financial aid dollars for marketing activities;
●	Expanding the required percentage of revenues from non-federal sources;
●	Expanding the reporting period for cohort default rates beyond three years; and
●	Further limiting incentive compensation arrangements at proprietary institutions.

While the HELP Committee’s report was ultimately not adopted, the activities demonstrate continued Congressional focus on our industry.

U.S. Department of Education

In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. In October 2010, the USDE published final regulations pertaining to program integrity at higher education institutions, most of which became effective July 2011.

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

On June 13, 2011, the USDE also published final regulations defining the term “gainful employment.” Under these regulations, which were scheduled to go into effect July 1, 2012, a particular program offered by an institution would have become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. These regulations failed a challenge in U.S. District Court on June 30, 2012. The USDE filed a motion for reconsideration, which was also denied by the Court on March 19, 2013, holding that the data collection required by the regulations was prohibited by statute. On April 16, 2013, the USDE announced that it would add gainful employment, program integrity, Title IV cash management, and state authorization of distance education, among other topics, to negotiated rulemaking, with hearings to be held by the USDE over the proceeding months. The USDE has indicated that it anticipates negotiations will begin in September 2013.

Executive Order on Military and Veterans Benefits Programs

In April 2012, the President issued an Executive Order directing the Departments of Defense and Veterans Affairs to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from Federal military and veterans’ educational benefits programs. The Order was in response to reports of certain educational institutions aggressively targeting service members due to their accessibility to federal funds under the Post-9/11 GI Bill. The Order is intended to strengthen oversight, enforcement and accountability within such benefits. We will continue to monitor federal activity related to this Order in the coming months.

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

The Higher Education Act allocates regulatory responsibility for these programs among (1) the federal government through the USDE, (2) accrediting agencies recognized by the USDE, and (3) state education regulatory bodies.

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

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may do one or more of the following:

●	impose monetary fines or penalties;

●	limit or terminate our operations or ability to grant degrees or diplomas;

●	restrict or revoke our accreditation, licensure or other approval to operate;

●	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

●	require repayment of funds received under Title IV programs or other financial aid programs;

●	require us to post a letter of credit with the USDE;

●	subject us to other civil or criminal penalties; and/or

●	subject us to other forms of censure.

Rulemaking by the USDE could result in regulatory changes that may have a material adverse effect on our business.

The USDE issued on October 28, 2010 final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011. See “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report for greater detail and analysis of these rules. The uncertainty surrounding the rules, interpretive regulations and guidance by the USDE may continue for some time and could adversely affect our business.

Any action by Congress that significantly reduces Title IV program funding or the ability of Broadview University or its students to participate in Title IV programs could have a material adverse effect on our business.

Congress reauthorizes the Higher Education Act every six years. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or limits the ability of Broadview University or our students to participate in these programs could have a material adverse impact on our business. A reduction in government funding could lead to lower enrollments and require our students to find alternative sources of financial aid. See “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report for greater detail and analysis of recent Congressional activities.

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

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. In the state of Utah, Broadview University is exempt from state registration requirements because of its ACICS accreditation. In Idaho, Broadview is registered with the Idaho State Board of Education. State registration is also required by the USDE to participate in Title IV programs. The loss of state authorization would, among other things, render Broadview University ineligible to participate in Title IV programs in a state where such authorization was lost, and would limit or prevent us from operating in that state, which could have a material adverse effect on our business.

Effective July 1, 2011, USDE regulations provide that a proprietary institution is considered legally authorized by a state if the state has a process to review and act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. However, if a state in which Broadview has a physical campus fails to comply with these rules, or if such state fails to provide us with legal authorization, it could limit our ability to operate in that state.

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

Broadview University has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Broadview University’s cohort default rates on Title IV program loans for the 2010, 2009, and 2008 federal fiscal years were 8.5%, 12.2%, and 4.3%, respectively. The average cohort default rates for proprietary institutions nationally were 11.6%, 15.0%, and 11.6% for federal fiscal years 2010, 2009, and 2008, respectively.

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

As disclosed under the “Financial Responsibility Standards” sub-section of the Government Approvals and Effect of Governmental Regulations section in Item 1 of Part I in this Report, our composite score as of and for the years ended March 31, 2013 and 2012 was 1.7 and 1.3. With the 2012 score falling below the minimum score of 1.5 required by the USDE for an institution to be considered fiscally responsible, according to the USDE’s definition, we are currently subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

Our management implemented changes to our procedures for processing federal aid to comply with the USDE’s requirements. Such changes did not have a material impact on our operations or our liquidity, results of operations or cash flows. As our composite score as of and for the year ended March 31, 2013 exceeded 1.5, we anticipate filing a request with the USDE with our audited financial statements to remove Broadview from the restrictions and requirements of HCM1 as soon as administratively possible. If the Company fails to satisfy the USDE’s financial responsibility standards, our financial condition, results of operations, and cash flows could be materially adversely affected, should the Company not have adequate resources to meet the USDE’s letter of credit requirements.

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

Under the 90/10 Rule, a proprietary institution may lose its Title IV eligibility if, on a cash accounting basis, it derived more than 90% of its revenues from Title IV programs for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs. For the fiscal year ended March 31, 2013, Broadview University derived 82% of its revenues from Title IV programs based on the USDE’s required calculations. We closely monitor our compliance with this requirement on an ongoing basis.

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

The HEOA contains requirements pertinent to relationships between lenders and institutions such as Broadview University. On October 28, 2009, the USDE issued final regulations implementing certain HEOA provisions related to preferred lender lists and preferred lender arrangements. The regulations regarding preferred lender lists, which were effective July 1, 2010, are largely comparable to those in the USDE’s current regulations, with the exceptions being that the new regulations also address private as well as federal loan lenders. These and other legislative and regulatory developments as well as general credit market conditions may cause some lenders to decide not to participate in certain federal loan programs and may impose increased costs on the Company.

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

Risks Related to Our Business:

We have largely relied on our Chairman and largest shareholder to provide liquidity to the Company during the past two fiscal years, and without such financial support, the Company would have had difficulty meeting its current obligations.

Mr. Terry Myhre, chairman of our board of directors (“Mr. Myhre”), beneficially owned approximately 87% of our outstanding common stock as of the date of this Report. Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $8,437,500. This total includes $6,437,500 from equity transactions, as well as $2,000,000 of borrowings under a line of credit agreement with Mr. Myhre. These cash-infusions have come against a two-year total of $6,426,594 of cash used in operating activities.

Without the financial support from Mr. Myhre, the Company would likely have been unable to meet its current obligations, absent material changes to the Company’s operations. Additionally, these transactions have greatly aided the Company’s ability to comply with various regulatory requirements that concern an institution’s financial health. Due to projected losses continuing in the near future, we anticipate that the Company may continue to rely on Mr. Myhre for financial support, the degree of such support depending on management’s ability to adequately contain costs against projected future revenues. See further details on these transactions with Mr. Myhre in Items 7 and 8 of this Report.

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

Due to significant operating losses incurred over the past two fiscal years, management’s focus has been pushed toward maintaining sustainable student populations at our existing campuses. As such, we have no current plans for opening additional branch campuses in the foreseeable future. If, at some point, management determines it is appropriate to consider expansion, our ability to act on any growth model is dependent on a number of factors, including our ability to obtain timely regulatory approvals, identify geographical locations that have appropriate population demographics, and recruit and retain high-quality academic and administrative personnel. We opened four branch campuses from January 2007 through January 2011, including two in the last six months of fiscal year 2011. The opening of two campuses in such a short timeframe had a negative impact on our profitability, compounded by the declining enrollments we have experienced at our more mature campuses.

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

Broadview University utilizes executive, administrative, accounting and consulting services provided by GU/MSB pursuant to a SLA between the Company and GU/MSB. Some of the services provided by GU/MSB under this arrangement include chief executive and chief financial officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. The Company currently pays GU/MSB $50,000 per month for such services. If GU/MSB were to terminate the SLA or discontinue providing services to us, we may be unable to find another party to provide such services at a reasonable cost or may be unable to cost-effectively perform such services ourselves, which may have a significant adverse effect on our business.

Our student population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, or if our informal relationship with any military facilities is diminished.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which may be used to pursue post-secondary degrees. We offer scholarships to all members of the U.S. Armed Forces and certain immediate family members or dependents of active-duty personnel. Some of our campuses are located in close proximity to military facilities, and service members and their families represented approximately 18% of the total enrolled students at Broadview University during our quarter ended March 31, 2013. In the event that the above governmental tuition assistance programs are reduced or eliminated, this could have a material adverse effect on our business.

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

Mr. Myhre, chairman of our board of directors, beneficially owned approximately 87% of our outstanding common stock as of the date of this Report. Additionally, Mr. Myhre has extended a $3,000,000 line of credit to the Company, of which $2,000,000 was outstanding at March 31, 2013. As such, Mr. Myhre has substantial influence over our business and shareholder voting control, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.

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

From April 1, 2011 to March 31, 2013, the market price of our common stock has ranged from a high of $1.48 per share to a low of $0.10 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. You might not be able to sell your shares of common stock at or above the existing trading price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

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

We have not paid dividends on our common stock since 1991 and do not anticipate paying any dividends in the near future. You should not rely on an investment in our stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictabe.

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

We believe such properties to be in good condition and adequate for our present and foreseeable operations. We believe our property is adequately covered by insurance. See Notes 8 and 9 to the Consolidated Financial Statements in this Report for additional information regarding the Company’s leased property.

ITEM 3.                 LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and other legal proceedings arising out of the normal course of business. We are currently not a party to any material pending legal proceedings.

ITEM 4.                 MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

The names, ages and present positions of the executive officers of the Registrant are as follows:

Name of Executive Officer	Age	Present Position(s) with Registrant	Business Experience
Jeffrey D. Myhre	39	Chief Executive Officer (CEO)

CEO of the Registrant since February 2008; Vice President of Globe University and Minnesota School of Business (GU/MSB) from November 2006 to present; Director of Online Education for the Minnesota School of Business, March 2005-November 2006.

Kenneth J. McCarthy	39	Chief Financial Officer (CFO)	CFO of the Registrant since February 2008; CFO of GU/MSB from March 2003 to present; CPA in assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996-2002.

Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”. The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid common stock dividends since fiscal year 1991, and has no present intentions to do so. The number of record holders of the Company’s common stock as of March 31, 2013 was approximately 700.

		Market Prices
		High	Low
2013
	First Quarter	$0.40	$0.30
	Second Quarter	$0.41	$0.10
	Third Quarter	$0.35	$0.11
	Fourth Quarter	$0.16	$0.13
2012
	First Quarter	$1.48	$0.95
	Second Quarter	$1.25	$0.61
	Third Quarter	$0.76	$0.15
	Fourth Quarter	$0.85	$0.30

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

	Years Ended March 31,
STATEMENT OF OPERATIONS DATA *	2013	2012	2011	2010	2009

Revenues	$14,591,667	$17,826,832	$20,456,974	$19,041,087	$12,423,495
Operating expenses
Educational services and facilities	14,754,797	15,593,785	14,748,170	11,591,009	8,683,576
Selling, general and administrative	4,928,852	5,439,321	5,928,264	4,184,969	3,323,015
Goodwill impairment	-	622,016	-	-	-
Total operating expenses	19,683,649	21,655,122	20,676,434	15,775,978	12,006,591

Operating income (loss)	(5,091,982)	(3,828,290)	(219,460)	3,265,109	416,904

Other income (expense)	(1,950)	9,719	27,159	24,816	37,985
Income (loss) before taxes	(5,093,932)	(3,818,571)	(192,301)	3,289,925	454,889

Income tax expense (benefit)	-	346,000	(63,261)	1,254,770	156,574
Net income (loss)	$(5,093,932)	$(4,164,571)	$(129,040)	$2,035,155	$298,315

EARNINGS (LOSS) PER COMMON SHARE

Basic	$(0.57)	$(0.50)	$(0.02)	$0.25	$0.03
Diluted	$(0.57)	$(0.50)	$(0.02)	$0.23	$0.03

BALANCE SHEET DATA

Total assets	$9,210,747	$6,002,606	$9,237,524	$8,876,540	$6,313,861
Property and equipment, net	$2,380,552	$2,951,478	$3,000,238	$1,424,481	$1,357,787
Stockholders' equity	$4,898,114	$4,315,846	$7,608,317	$7,566,857	$5,334,202
Common shares outstanding	13,508,252	9,008,252	8,248,252	8,218,252	8,108,252

*

Certain amounts in the consolidated financial information above for years prior to 2012 have been reclassified to conform to the presentation for 2013 and 2012. Such reclassifications had no impact on net income (loss) or retained earnings (accumulated deficit).

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

Key Financial Metrics and Trends

We are committed to a long-term program of sustainable revenue growth. Our downturn in profitability over the past two years has largely been due to the slowed growth of our industry as a whole, but has been compounded by the capital expenditures of two campus openings, and related period of operating loss expected at new campuses until they mature.

We believe our strategies will ultimately position the Company for future growth and a return to profitability in the long term. Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

Revenues

Approximately 96% of our revenues are tuition collected from Broadview University’s students. Effective July 1, 2012, we implemented a tiered tuition rate program with a goal of increasing the average number of credits taken per student. Numerous studies have shown that students who carry higher credit loads per quarter have a greater likelihood of completing their academic program. Thus, students attending full-time (taking between 11 and 16 credits) are charged a tuition rate of $400 per credit. Students attending at less than full time are charged a tuition rate of $435 per credit. As in prior years, all credits taken above 16 credits in a quarter are free of tuition charges. As of March 31, 2012, we charged $410 per credit hour for most of our programs.

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

Since October 2010, we have opened two new branch campuses, including our first campus outside the state of Utah. Despite these openings, Broadview University’s average enrollment has declined over the past two years, from 1,178 students in 2012 to 979 students in 2013 (a decrease of 16.9%). We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters. Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased. Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

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

We did not achieve the mandated test score levels during the probationary period, and on August 8, 2012, we received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a teach-out agreement between Broadview and that institution. Broadview’s nursing program effectively ceased operations on December 31, 2012. This action has adversely impacted our revenues, financial condition, results of operations and cash flows. Broadview had 87 nursing students enrolled for our quarter ended March 31, 2012 (7.8% of total enrollments).

In reaction to these negative trends, we have taken a variety of actions, including:

●

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU. Programs currently offered include Digital Video Media Production, Graphic Design, Sequential Imaging and Media Business. Average enrollments at BEAU increased 94.2% from 2012 to 2013, and we had 135 students enrolled at BEAU for our quarter ended March 31, 2013.

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

●	We continue to review and expand our program and degree offerings to match the demand in the marketplace.

Educational Services and Facilities Expenses

Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 51.5% and 44.9% of our revenues for the years ended March 31, 2013 and 2012. While the largest individual expense category, such expenses also should be driven by revenue levels. As our student population has declined, we have taken measures to match labor costs to revenue levels. However, these measures have failed to keep pace with our declining student population. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

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

Marketing expenses accounted for 23.8% and 20.5% of revenues for the years ended March 31, 2013 and 2012. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

Goodwill Impairment

Goodwill represented the excess purchase price over the appraised value of the portion of identifiable assets not under common control that were acquired from Broadview University. Management performed its annual impairment test at the close of each fiscal year, and considered several factors in evaluating goodwill for impairment, including the Company’s financial position and results, general economic and industry conditions and legal and regulatory conditions. After completing the annual impairment test for the year ended March 31, 2012, the Company recorded a $622,016 impairment charge related to goodwill. The primary factor contributing to the impairment was continued negative enrollment trends, specifically in Broadview University’s nursing program.

During the fourth quarter, management determined that it was more likely than not that the nursing program would receive significant regulatory sanctions during the first quarter of fiscal 2013. On May 31, 2012, the Company received regulatory notice that Broadview will be required to teach out its remaining students and discontinue the program entirely upon completion of the teach-out period. The nursing program was Broadview’s second largest individual academic program, representing 7.8% of total enrollments as of March 31, 2012. See Note 4 to the consolidated financial statements included in Item 8 of this Report for further discussion of the goodwill impairment charge. No impairment charges were recognized during the year ended March 31, 2013.

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

Results of Operations

The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year ended March 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Operating expenses
Educational services and facilities	101.1	87.5	72.0
Selling, general and administrative	33.8	34.0	29.0
Total operating expenses	134.9	121.5	101.0
Operating loss	(34.9)	(21.5)	(1.0)
Other income (expense)	0.0	0.0	0.1
Loss before income taxes	(34.9)	(21.5)	(0.9)
Income tax expense (benefit)	-	1.9	(0.3)
Net loss	(34.9)%	(23.4)%	(0.6)%

Year ended March 31, 2013 compared to year ended March 31, 2012

Revenues

The following table presents year-over-year changes in our primary revenue components.

	Year Ended March 31,		Change
	2013	2012	Amount	Percent
Tuition	$14,567,763	$17,872,478	$(3,304,715)	(18.5)%
Commissions, fees and other charges	576,285	659,713	(83,428)	(12.7)
Refunds	(552,381)	(705,359)	152,978	(21.7)
Total revenue	$14,591,667	$17,826,832	$(3,235,165)	(18.1)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Average enrollments for 2013 were 979, a decrease of 16.9% from the average of 1,178 for the prior year. This decrease was partially offset by a 4.8% increase in average tuition cost per credit from 2012 to 2013.

Commissions, Fees and Other Charges

We outsource textbook sales to a third-party service provider. Under the current arrangement, our students purchase textbooks directly from the service provider, and we receive commission revenue from the service provider based on the overall net sales; we no longer recognize textbook sales revenue or textbook purchasing expense. Fees and other charges represent various student charges for use of academic laboratories, online subscription services and other various products or services not covered by our base tuition cost per credit. Overall decline in these revenues is consistent with declining student population.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 5.4% to $14,754,797 for the year ended March 31, 2013, from $15,593,785 for the previous year. The $838,988 decrease was primarily due to decreased payroll-related expenses, which decreased $486,141, or 6.1%, year over year. Additionally, student materials cost decreased $238,522, or 36.4%, year over year.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Year Ended March 31,
Expense	2013	2012
Payroll and related	51.5%	44.9%
Rent and other facility	26.1%	21.4%
Scholarships	6.5%	5.6%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 9.4% to $4,928,852 in 2013 from $5,439,321 in 2012. The $510,469 decrease was primarily due to decreased marketing expenditures and a decrease in our monthly management fee.

Marketing costs decreased $180,150, or 4.9%, to $3,473,838 in 2013 from $3,653,988 in 2012, primarily due to management’s efforts to be more selective with advertising buys. As a percentage of revenues, marketing expense was 23.8% and 20.5% for the years ended March 31, 2013 and 2012.

Effective October 1, 2012, our monthly management fee paid under the SLA decreased to $50,000 from $75,000. As such, annual management fee expense decreased $150,000, or 16.7%, from $900,000 in 2012 to $750,000 in 2013. The management fee is reviewed as needed, but at a minimum, on an annual basis. As a percentage of revenues, the management fee was 5.1% and 5.0% for the years ended March 31, 2013 and 2012. We believe the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Goodwill Impairment

After completing the annual impairment test for the year ended March 31, 2012, the Company recorded a $622,016 impairment charge related to goodwill. No impairment charges were recognized during the year ended March 31, 2013. See Note 4 to the consolidated financial statement included in Item 8 of this Report for further discussion of the goodwill impairment charge.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing the Company’s performance. Our operating loss increased $1,263,692, from $3,828,290 in 2012 to $5,091,982 in 2013. The variance was primarily the result of the aforementioned factors.

Income taxes

The Company recognized no income tax expense in 2013, compared to income tax expense of $346,000 in 2012. The variance was due to recording a full valuation allowance against the Company’s net deferred tax assets in the fourth quarter of 2012.

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

Cash and cash equivalents were $6,340,609 at March 31, 2013 compared to $2,542,293 at March 31, 2012. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $8,437,500. These cash infusions have come against a two-year total of $6,426,594 of cash used in operating activities. The transactions with Mr. Myhre are as follows:

On March 29, 2013, the Company entered into an Investment Representation Letter and Subscription Agreement with Mr. Myhre, whereby Mr. Myhre purchased 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share. Each share of Series B Preferred Stock included a detachable warrant to purchase two shares of the Company’s Common Stock for $0.50 per share. Additionally, on the same date, Mr. Myhre purchased 4,500,000 shares of Common Stock at a price of $0.25 per share. Total cash proceeds from the two transactions were $5,625,000.

On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500. Also on that date, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre. The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and, effective June 13, 2013, the expiration date was extended from March 31, 2014 to April 1, 2015. As of March 31, 2013, the Company’s outstanding balance on the Line of Credit was $2,000,000. This balance was repaid in full subsequent to March 31, 2013.

Without the financial support from Mr. Myhre, the Company would likely have been unable to meet its current obligations, absent material changes to the Company’s operations. Additionally, these transactions have greatly aided the Company’s ability to comply with various regulatory requirements that concern an institution’s financial health. Due to projected losses continuing in the near future, we anticipate that the Company may continue to rely on Mr. Myhre for financial support, the degree of such support depending on management’s ability to adequately contain costs against projected future revenue.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended March 31,
	2013	2012	Change
Net cash used in operating activities	$(4,176,837)	$(2,249,757)	$(1,939,880)
Net cash used in investing activities	(110,139)	(615,919)	505,780
Net cash provided by financing activities	8,085,292	880,554	7,217,538
Net decrease in cash and cash equivalents	$3,798,316	$(1,985,122)	$5,783,438

Our cash flows used in operating activities has been primarily driven by net losses of $5,093,932 and $4,164,571 for the years ended March 31, 2013 and 2012, an increased loss of $929,361. Offsetting the 2013 and 2012 net losses were depreciation and amortization of $697,809 and $664,679. The variance in cash used in operating activities from year to year was primarily due to the following 2012 items: a goodwill impairment charge of $622,016, a decrease in deferred income taxes of $396,000, and increased deferred rents of $150,970. There was no material impact on cash flows used in operating activities related to these items in 2013.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in 2013.

The variance in cash flows related to financing activities is primarily due to the transactions with Mr. Myhre on March 29, 2013 described more fully above.

Management anticipates that the Company will use a substantial portion of its cash reserves available at March 31, 2013 to fund operating losses in its fiscal year ending March 31, 2014. However, the combination of cash provided by the March 29, 2013 transactions with Mr. Myhre and the available borrowings under the Line of Credit leads management to believe the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of March 31, 2013, Myhre Investments, LLC had $1,233,571 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of March 31, 2013, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash and cash equivalents.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2013 and 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Broadview Institute, Inc. and Subsidiary

Woodbury, Minnesota

We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiary as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

June 28, 2013

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$6,340,609	$2,542,293
Student receivables	189,447	198,247
Prepaid expenses	72,654	7,131
Income taxes receivable	-	50,000
Other	-	16,806

TOTAL CURRENT ASSETS	6,602,710	2,814,477

PROPERTY AND EQUIPMENT, NET	2,380,552	2,951,478

OTHER ASSETS
Deposits	189,676	189,676
Other	37,809	46,975

	$9,210,747	$6,002,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$2,000,000	$-
Accounts payable	630,783	553,140
Accrued expenses	204,147	111,066
Student credit balances	79,920	85,825
Due to affiliates	674,465	214,173

TOTAL CURRENT LIABILITIES	3,589,315	964,204

DEFERRED RENT	723,318	722,556

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 and 500,000 shares issued and outstanding at March 31, 2013 and 2012	50,000	5,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 13,508,252 and 9,008,252 shares issued and outstanding at March 31, 2013 and 2012	135,082	90,082
Additional paid-in capital	10,945,104	5,358,904
Accumulated deficit	(6,232,072)	(1,138,140)

TOTAL STOCKHOLDERS' EQUITY	4,898,114	4,315,846

	$9,210,747	$6,002,606

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2013 and 2012

	2013	2012

REVENUES	$14,591,667	$17,826,832

OPERATING EXPENSES
Educational services and facilities	14,754,797	15,593,785
Selling, general and administrative	4,928,852	5,439,321
Goodwill impairment	-	622,016

TOTAL OPERATING EXPENSES	19,683,649	21,655,122

OPERATING LOSS	(5,091,982)	(3,828,290)

OTHER INCOME (EXPENSE)
Gain on sale of equipment	16,744	-
Interest expense	(21,027)	-
Interest income	2,333	9,719

TOTAL OTHER INCOME (EXPENSE)	(1,950)	9,719

LOSS BEFORE TAXES	(5,093,932)	(3,818,571)

INCOME TAX EXPENSE	-	346,000

NET LOSS	$(5,093,932)	$(4,164,571)

LOSS PER COMMON SHARE:

Basic	$(.57)	$(.50)

Diluted	$(.57)	$(.50)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock, Series B Shares	Amount	Common Stock Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

MARCH 31, 2011	500,000	$5,000	8,248,252	$82,482	$4,464,404	$3,056,431	$7,608,317

Dividends paid	-	-	-	-	-	(30,000)	(30,000)
Issuance of common stock	-	-	760,000	7,600	894,500	-	902,100
Net loss	-	-	-	-	-	(4,164,571)	(4,164,571)

MARCH 31, 2012	500,000	5,000	9,008,252	90,082	5,358,904	(1,138,140)	4,315,846

Issuance of preferred stock	4,500,000	45,000	-	-	4,455,000	-	4,500,000
Issuance of common stock	-	-	4,500,000	45,000	1,131,200	-	1,176,200
Net loss	-	-	-	-	-	(5,093,932)	(5,093,932)

MARCH 31, 2013	5,000,000	$50,000	13,508,252	$135,082	$10,945,104	$(6,232,072)	$4,898,114

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,093,932)	$(4,164,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(16,744)	-
Depreciation and amortization	697,809	664,679
Goodwill impairment	-	622,016
Deferred income taxes	-	396,000
Deferred rent	762	150,970
Stock-based compensation	51,200	89,600
Changes in operating assets and liabilities:
Student receivables	8,800	64,707
Prepaid expenses	(65,523)	64,311
Other assets	25,972	99,002
Accounts payable	77,643	38,923
Accrued expenses	93,081	(260,227)
Student credit balances	(5,905)	35,711
Income taxes	50,000	(50,878)

Net cash used in operating activities	(4,176,837)	(2,249,757)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(180,139)	(615,919)
Proceeds from sale of equipment	70,000	-

Net cash used in investing activites	(110,139)	(615,919)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	2,000,000	-
Preferred dividends paid	-	(30,000)
Issuance of stock	5,625,000	812,500
Net change in due to affiliates	460,292	98,054

Net cash provided by financing activities	8,085,292	880,554

INCREASE (DECREASE) IN CASH	3,798,316	(1,985,122)

CASH AT BEGINNING OF YEAR	2,542,293	4,527,415

CASH AT END OF YEAR	$6,340,609	$2,542,293

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (with registered d/b/a’s of “Broadview University” and “Broadview Entertainment Arts University” and hereafter referred to as “Broadview University” or the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study. Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

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

Revenue Recognition

The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The University bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition and lab fees are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include textbook commissions, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

Cash

United States Department of Education (“USDE”) regulations require Title IV program funds received by the University in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. There were no restricted cash balances at March 31, 2013 or 2012.

Concentration of Credit Risk

Cash accounts are maintained at one domestic financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its cash.

The University grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances. Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter. Management evaluates a number of factors, including the students’ status (i.e. active, withdrawn, etc.), the period of time a balance has been outstanding, and financial aid options that are available to students that may be applied against a balance. Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days. The Company’s allowance for doubtful accounts was $20,000 and $25,000 at March 31, 2013 and 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

●

Level 2 – Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment charges on long-lived assets during March 31, 2013 or 2012.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

Long-Term Liabilities

Rent expense is recognized on a straight-line basis over the lease term. The Company records a long-term liability when straight-line rent expense exceeds actual rent payments; this liability will decrease when actual rent payments exceed the straight-line expense.

Advertising Costs

Advertising costs are expensed as incurred. The Company’s advertising expense was approximately $3,474,000 and $3,654,000 for the years ended March 31, 2013 and 2012.

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

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no unrecognized tax benefits at March 31, 2013 and 2012 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Summary of Significant Accounting Policies – (continued)

The basic loss attributable to common stockholders was computed as follows:

	Years Ended March 31,
	2013	2012
Net loss	$(5,093,932)	$(4,164,571)
Less cumulative dividends	(30,000)	(30,000)
Net loss attributable to common stockholders	$(5,123,932)	$(4,194,571)

There were no dilutive instruments as of March 31, 2013 and 2012 due to the recognition of a net loss for both years. The basic and diluted weighted average shares outstanding were 9,030,111 and 8,306,773 for the years ended March 31, 2013 and 2012.

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

3.             Property and Equipment

Property and equipment consisted of the following:

	March 31,
	2013	2012
Furniture and equipment	$3,525,378	$3,598,503
Leasehold improvements	1,342,070	1,222,829
	4,867,448	4,821,332
Less accumulated depreciation	(2,486,896)	(1,869,854)
	$2,380,552	$2,951,478

4.             Goodwill Impairment

Goodwill was written off entirely as of March 31, 2012. In performing the annual review of goodwill for impairment, management performed a two-step test. In the first step, management compared the fair value of the Company’s lone reporting unit to the carrying value of its net assets. As the carrying value of the net assets exceeded the fair value of the reporting unit, management performed a second step which involved determining the implied fair value of the goodwill and comparing that to the carrying amount of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than its carrying amount.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.             Goodwill Impairment (continued)

To determine the fair value of the reporting unit in step one of the test, management primarily used a market-based approach. Generally, this approach incorporates analysis of the Company’s stock price and market capitalization as well as information regarding publicly traded companies with similar operating characteristics to develop a multiple which is then applied to the operating performance of the reporting unit to determine value.

Step one of management’s 2012 annual impairment test indicated that the carrying value of the Company’s lone reporting unit exceeded its fair value. The primary factor contributing to the impairment was continued negative enrollment trends, specifically in Broadview University’s nursing program. During the fourth quarter, management determined that it was more likely than not that the nursing program would receive significant regulatory sanctions during the first quarter of fiscal 2013. On May 31, 2012, the Company received regulatory notice that Broadview will be required to teach out its remaining nursing students and discontinue the program entirely upon completion of the teach-out period. The nursing program was Broadview’s second largest individual academic program, representing 7.8% of total enrollments as of March 31, 2012.

In performing step two of the impairment test, management used an income-based approach, discounting the expected future cash flows of the reporting unit. This approach utilized Level 3 fair value inputs for the respective assets (see Note 2 regarding the Company’s fair value measurement policies). Management estimated future cash flows after considering current economic conditions and trends, estimating future operating results, and considering future economic and regulatory trends. The discount rate of 16.5% used represented the estimated weighted average cost of capital, which reflected the overall inherent risk involved in the reporting unit’s future expected cash flows and the rate of return an outside investor would expect to earn.

To estimate cash flows beyond the final year of management’s projections, a terminal value approach was used, whereby the present value of the resulting terminal value was incorporated into management’s estimate of fair value. The terminal growth rate used was 4.0%. Management’s analysis yielded an impairment charge of $622,016, representing the entire carrying value of the goodwill.

The determination of estimated fair value required significant assumptions and estimates. These included, but were not limited to, the selection of a discount rate, terminal growth rate, operating cash flow projections, borrowing requirements and capital expenditure forecasts. Due to the inherent uncertainty involved in making such estimates, actual results could differ from those estimates.

5.             Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0%. Effective June 13, 2013, the due date on the Line of Credit was extended from March 31, 2014 to April 1, 2015. As of March 31, 2013, the Company had $2,000,000 outstanding under the Line of Credit. This balance was repaid in April 2013. Interest expense related to borrowings under the Line of Credit was $21,027 for the year ended March 31, 2013. The Company did not request any disbursements under the Line of Credit during the year ended March 31, 2012.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.             Stockholders’ Equity

Series A Preferred Stock

The Company designated 100,000 shares of its preferred stock as Series A, cumulative, voting preferred stock with a per share par value of $.01 and a per share liquidation value equal to the greater of $100 or 100 times the per share liquidation value of common stock. Each share of Series A preferred stock had voting rights equal to 100 shares of common stock. Upon issuance, the Series A preferred stock bore a cumulative quarterly dividend equal to the greater of $1.00 or 100 times the amount of any quarterly declared dividend on common stock. No shares of Series A preferred stock were issued, and effective March 29, 2013, the Company’s Board of Directors (the “Board”) decreased the number of authorized Series A preferred stock to zero and terminated the Series A preferred stock designation.

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. The Company previously issued 500,000 shares to Mr. Myhre for $625,000. On March 29, 2013, the Company issued the remaining 4,500,000 shares of Series B preferred stock to Mr. Myhre, including detachable warrants described more fully below, for $4,500,000. Additionally on that date, the Company issued 4,500,000 shares of Common Stock to Mr. Myhre for $1,125,000. At March 31, 2013 and 2012, cumulative preferred stock dividends in arrears were $60,000 and $30,000.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the original issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of common stock at an exercise price of $1.25 per share, for a total cash payment of $812,500. Upon exercise, there were no warrants left outstanding, nor were any shares of common stock reserved for such conversion.

Detachable warrants for 9,000,000 shares of common stock were included with the current year issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at March 31, 2013, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the years ended March 31, 2013 and 2012, and no options were outstanding as of March 31, 2013 or 2012.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.             Stockholders’ Equity (continued)

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Plan, 740,000 shares were available for issuance at March 31, 2013 and 2012.

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years. Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan. These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date. Each award vests at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011. These awards were fully vested at March 31, 2013. Stock compensation expense for directors was $51,200 for each year ended March 31, 2013 and 2012.

Other Stock-Based Compensation

On June 15, 2011, the Board awarded stock bonuses to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the amount of 20,000 and 10,000 shares of common stock, respectively. The shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date. The stock bonuses are not subject to forfeiture or any vesting requirements and were not made pursuant to the Equity Incentive Plan. The Company recognized expense of $38,400 related to these awards for year ended March 31, 2012. No such expense was recognized for the year ended March 31, 2013.

7.             Income Taxes

The provision for income taxes consists of the following:

	Years Ended March 31,
	2013	2012
Current:
Federal	$-	$-
State	-	(50,000)
Deferred	-	396,000
	$-	$346,000

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             Income Taxes (continued)

A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows:

	Years Ended March 31,
	2013	2012
Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.3
Other permanent differences	-	(6.1)
Establishment of valuation allowances	(38.4)	(40.4)
Other	0.8	0.1
	0.0%	(9.1)%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2013	2012
Deferred tax assets:
Accounts receivable	$7,000	$9,000
Accrued expenses	10,000	9,000
Deferred rent	270,000	270,000
Net operating loss carryforwards	3,591,000	1,637,000
Alternative minimum tax credit	235,000	235,000
	4,113,000	2,160,000

Deferred tax liabilities:
Prepaid expenses	(27,000)	(3,000)
Depreciation and amortization	(163,000)	(192,000)
	(190,000)	(195,000)
Net deferred tax asset before valuation allowance	3,923,000	1,965,000
Valuation allowance	(3,923,000)	(1,965,000)
Net deferred tax asset	$-	$-

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             Income Taxes (continued)

As of March 31, 2012, the Company had reported pre-tax losses for five consecutive quarters, and six of the past seven quarters. After considering evidence including historical results, industry and general economic trends, and forecasts on future operating results, management increased the valuation allowance to fully reserve for the Company’s net deferred tax assets. The annual impact on the year ended March 31, 2012 was deferred tax expense of $396,000; however, the actual charge recorded as income tax expense in the Company’s fourth quarter ended March 31, 2012 was $1,543,000 due to deferred tax assets recognized during the first three quarters of fiscal 2012.

Due to the continued losses incurred during the year ended March 31, 2013, management, after considering relevant evidence and forecasts, maintained a full valuation allowance against its deferred tax assets at March 31, 2013. The Company’s valuation allowance at March 31, 2013 and 2012 includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

At March 31, 2013, the Company had approximately $8,321,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in our fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2013 or 2012.

For federal purposes, tax years 2010-2012 remain open to examination. Prior to 2010, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years. For state purposes, the statute of limitations remains open in a similar manner. Management does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

8.             Related Party Transactions

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,233,571 and $1,393,822 in loans outstanding to University students at March 31, 2013 and 2012.

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

The Company incurs a monthly management fee payable to GU/MSB under the terms of the SLA. This fee is negotiated based on analysis of the cost and scope of services provided. Such analysis is performed as deemed necessary by either party, or annually at a minimum. The Company’s Board of Directors approves any changes to the monthly fee. Effective October 1, 2012, the monthly management fee was reduced from $75,000 to $50,000.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             Related Party Transactions – (continued)

Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $750,000 and $900,000 for the years ended March 31, 2013 and 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Effective January 1, 2012, monthly base rent increased from $32,500 to $36,720. Rent expense for the Layton facility was $440,640 and $390,000 for the years ended March 31, 2013 and 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $48,100 and an initial security deposit of the same amount. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $577,200 for each of the years ended March 31, 2013 and 2012.

Broadview University is party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $39,000. Rent expense for the Boise facility was $468,000 for each of the years ended March 31, 2013 and 2012.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of March 31, 2013 was approximately $3,490,000.

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB. Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf. Total payments made to MSB for these items were $729,637 and $1,033,218 for the years ended March 31, 2013 and 2012.

Effective July 2011, the Company began utilizing the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students. Under the arrangement, this third party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers. Total payments from the Company to MSB for textbook purchases made by University students were $506,844 and $877,743 for the years ended March 31, 2013 and 2012. Commission payments are remitted by the third-party provider to GU for all textbook sales to students from these three entities. Commissions remitted to the Company from GU totaled $178,679 and $158,958 for the years ended March 31, 2013 and 2012.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             Related Party Transactions – (continued)

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above. Net payments from MSB to the Company totaled $34,363 and $67,573 for the years ended March 31, 2013 and 2012. The 2013 net payments from MSB included $70,000 for equipment sold to MSB, on which the Company recognized a gain of $16,744. Net payments from GU to the Company totaled $20,307 and $7,438 for the years ended March 31, 2013 and 2012. The Company’s due to affiliate balance payable to MSB was $674,465 and $118,173 at March 31, 2013 and 2012.

During the year ended March 31, 2012, the Company purchased $96,000 of equipment from The Institute of Production & Recording (“IPR”), an entity partially owned by Mr. Myhre. This amount was due to IPR at March 31, 2012, was unsecured, and was paid in full during the year ended March 31, 2013.

The Company had no receivables due from related parties at March 31, 2013 or 2012.

9.             Operating Leases

The University has long-term operating leases for its campus facilities. All leases provide for additional rent based on shared operating expenses. Total rent expense for facilities was approximately $2,904,000 and $2,807,000 for the years ended March 31, 2013 and 2012. Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount
2014	$2,532,000
2015	2,555,000
2016	2,589,000
2017	2,507,000
2018	2,195,000
Thereafter	4,273,000
$16,651,000

10.           Employee Benefit Plans

401(k) Savings Plan

The Company participates in a 401(k) employee benefit plan covering eligible employees. The Company contributes to the plan an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3.0% of an employee’s eligible compensation. The Company contributed approximately $50,000 and $51,000 to the plan for the years ended March 31, 2013 and 2012.

Self-Insured Health Plan

The Company participates in a self-insured health plan covering eligible employees. The plan features insured individual and aggregate annual loss limitations. Expense recognized for claims and administration were approximately $547,000 and $646,000 for the years ended March 31, 2013 and 2012.

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

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE. One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. The Company’s composite score as of and for the year ended March 31, 2013 was 1.7. However, the composite score for the year ended March 31, 2012 was 1.3. When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard. Such alternative standards relevant to the Company include:

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

On December 13, 2012, the Company received a letter from the USDE presenting the above options to allow our continued participation in Title IV programs. On the same date, the Company notified the USDE of its election to participate under the Zone Alternative. This election gave the Company an opportunity to improve its financial condition over time without requiring a letter of credit posting or participation in Title IV programs under provisional certification.

Under the Zone Alternative, a participating institution:

●	must request and receive funds under the cash monitoring or reimbursement payment methods, as specified by the USDE (see “Heightened Cash Management” section below);

●	must provide timely information regarding certain oversight and financial events (see “Information to be Provided under the Zone Alternative” section below);

●	may be required to submit its financial statement and compliance audit earlier than normally required; and

●	may be required to provide information about its current operations and future plans.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Regulatory Matters (continued)

Heightened Cash Management

The USDE places an institution on one of three cash management programs if the USDE determines there is a need to strictly monitor the institution’s participation in Title IV programs. In the Company’s December 2012 response to the USDE, management elected the Heightened Cash Monitoring 1 program (“HCM1). Under this program, the USDE releases funds to the institution after the institution has made the disbursement to the student or parent borrower. The HCM1 program contains more relaxed documentation requirements than the other programs for each recipient of a Title IV disbursement. Under HCM1, after an institution makes disbursements to eligible borrowers, it draws down Title IV funds to cover those disbursements in the same way as an institution on the advance payment method. The USDE may tailor the documentation requirements for institutions on a case-by-case basis. Under HCM1, an institution’s administration of the payment method must be audited every year. The institution’s independent external auditor is required to express an opinion, as part of the institution’s USDE compliance audit, on the institution’s compliance with the requirements of the Zone Alternative, including its administration of the payment method under which the institution received and disbursed Title IV program funds.

The Company’s management implemented changes to our procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on the Company’s operations, liquidity, results of operations or cash flows. As the Company’s composite score as of and for the year ended March 31, 2013 exceeded 1.5, management anticipates filing a request with the USDE with the Company’s audited financial statements to remove Broadview from the restrictions and requirements of HCM1 as soon as administratively possible.

Information to be provided under the Zone Alternative

An institution under the Zone Alternative must provide timely information to the USDE regarding any of the following oversight and financial events:

●	any adverse action, including a probation or similar action, taken against the institution by its accrediting agency;

●

any event that causes the institution, or related entity as defined by the USDE, to realize any liability that was noted as a contingent liability in the institution’s or related entity’s most recent audited financial statement;

●	any violation by the institution of any loan agreement;

●	any failure of the institution to make a payment in accordance with its debt obligations that results in a creditor filing suit to recover funds under those obligations;

●	any withdrawal of owner’s equity from the institution by any means, including by declaring a dividend; or

●	any extraordinary losses, as defined by the USDE.

As of the date of this Report, management has identified no such events for communication to the USDE.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Regulatory Matters (continued)

Discontinuance of Nursing Program

In November 2011, the Company’s nursing program operated out of the West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that Broadview’s nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”) was not meeting required regulatory levels set by the Utah Administrative Code. In a Memorandum of Understanding and Order (“MOU”) from the State of Utah Department of Commerce’s Division of Occupational and Professional Licensing (“the Licensing Division”) dated December 9, 2011, the Company agreed to disciplinary action which placed the nursing program under a probationary period of three years from the date of the MOU, and required the Company to write a remediation plan to address deficiencies in the program which may be contributing to the low test scores.

Broadview’s nursing graduates did not achieve the mandated test score levels during the probationary period, and on August 8, 2012, the Company received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a teach-out agreement between Broadview and that institution. Broadview’s nursing program effectively ceased operations on December 31, 2012. This action has adversely impacted the Company’s revenues, financial condition, results of operations and cash flows. Broadview had 87 nursing students enrolled for its quarter ended March 31, 2012 (7.8% of total enrollments).

12.           Quarterly Financial Summary (unaudited)

Summarized unaudited quarterly financial data for 2013 and 2012 are as follows:

QUARTERLY OPERATING RESULTS	Quarters Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2013:
Revenues	$3,917,642	$3,344,175	$3,810,978	$3,518,872
Operating loss	$(994,962)	$(1,769,580)	$(935,173)	$(1,392,267)
Net loss	$(993,637)	$(1,769,091)	$(918,176)	$(1,413,028)
Loss per common share:
Basic	$(0.11)	$(0.20)	$(0.10)	$(0.16)
Diluted	$(0.11)	$(0.20)	$(0.10)	$(0.16)

Year ended March 31, 2012:
Revenues	$4,783,375	$4,311,675	$4,504,490	$4,227,292
Operating loss	$(614,836)	$(1,031,959)	$(518,283)	$(1,663,212)
Net loss	$(383,534)	$(632,903)	$(314,379)	$(2,833,755)
Loss per common share:
Basic	$(0.05)	$(0.08)	$(0.04)	$(0.33)
Diluted	$(0.05)	$(0.08)	$(0.04)	$(0.33)

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Controls Over Financial Reporting

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, and has concluded that there were no changes during such quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,”, the following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;” information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” information relating to the audit committee’s membership to the section labeled “Committees of the Board;” information relating to audit committee financial expertise to the section labeled “Audit Committee Independence and Financial Expert Status;” and information relating to Code of Ethics to the section “Code of Ethics.”

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

The following table provides information as of March 31, 2013 about the Registrant’s equity compensation plans.

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

(1)           On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Pursuant to the 2006 Plan, 740,000 shares of the Company’s common stock were available for issuance as of March 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections labeled “Independence” and “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders.

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

BROADVIEW INSTITUTE, INC.
(the “Registrant”)

By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

Date:	June 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey D. Myhre Jeffrey D. Myhre	Chief Executive Officer (principal executive officer)	June 28, 2013
/s/ Kenneth J. McCarthy Kenneth J. McCarthy	Chief Financial Officer (principal financial officer and principal accounting officer)	June 28, 2013
/s/ Terry L. Myhre Terry L. Myhre	Chairman of the Board	June 28, 2013
/s/ James S. Redpath James S. Redpath	Director	June 28, 2013
/s/ Robert A. Kramarczuk Robert A. Kramarczuk	Director	June 28, 2013
/s/ Roger C. Kuhl Roger C. Kuhl	Director	June 28, 2013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 BROADVIEW INSTITUTE, INC.

(Commission File Number: 0-8505)

E X H I B I T  I N D E X

For

Form 10-K for 2013 fiscal year

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
10.2

Common Stock Purchase Warrant dated March 30, 2005, as issued by the Registrant to Terry L. Myhre–incorporated by reference to Exhibit 99.6 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.3

Investment Representation Letter and Subscription Agreement dated March 30, 2005, by and between the Registrant and Terry L. Myhre–incorporated by reference to Exhibit 99.5 to Schedule 13D amendment filed by Terry L. Myhre on June 14, 2005*

10.4

Lease Agreement dated October 1, 2002, as amended effective June 1, 2004, and July 1, 2005 and as assigned to the Registrant June 30, 2005, between the Registrant and IS Properties, LLC covering property at 1746 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.5

Lease Agreement dated January 7, 2000, and amended on October 1, 2000, by and between Terry Myhre d/b/a Utah Career College and West One, LLC, covering property at 1902 West 7800 South, West Jordan, Utah – incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005*

10.6

Lease Agreement dated January 1, 2007, by and between C Square Educational Enterprises, Inc. and Myhre Holdings-Utah, LLC covering property at 869 West Hill Field Road, Layton, Utah – incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

Exhibit
10.7

Lease Guaranty dated effective January 1, 2007, by the Registrant and in favor of Myhre Holdings-Utah, LLC related to lease covering property at 869 West Hill Field Road, Layton, Utah - incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed March 22, 2007*

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

Exhibit
10.18

State of Utah Department of Commerce Division of Occupational and Professional Licensing letter to Broadview University dated May 25, 2012 regarding updated status under a Memorandum of Understanding and Order between the Division and Broadview University – incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2012.

10.19

Memorandum of Understanding and Order by and between the State of Utah Department of Commerce Division of Occupational and Professional Licensing and Broadview University dated August 6, 2012 – incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.20

Second Amendment to Service Level Agreement dated November 14, 2012, by and between the Registrant and Globe University, Inc. and Minnesota School of Business, Inc. – incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012*

10.21	Amended and Restated Certificates of Designation of Preferred Stock of the Registrant – incorporated by reference to Exhibit 4.1 to The Registrant’s Current Report on Form 8-K/A filed April 10, 2013*
10.22

Investment Representation Letter and Subscription Agreement dated March 29, 2013, by and between the Registrant and Terry L. Myhre – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed April 10, 2013*

10.23

First Amendment to Line of Credit Authorization by and between the Registrant and Terry L. Myhre, executed and effective June 13, 2013 – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2013*

10.24

Common Stock Purchase Warrant dated March 29, 2013, granted by the Registrant to Terry Myhre – incorporated by reference to Exhibit 99.9 to the Amendment No. 5 to Schedule 13D filed by Terry Myhre on June 25, 2013.

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

Exhibit
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