Form 10-Q
period 2013-06-30
BROADVIEW INSTITUTE INC
filed 2013-08-14
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of August 1, 2013 was 13,508,252.

BROADVIEW INSTITUTE, INC.

AND SUBSIDIARY

INDEX

FORM 10-Q

JUNE 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,640,586	$6,340,609
Student receivables	57,784	189,447
Prepaid expenses	63,025	72,654
TOTAL CURRENT ASSETS	3,761,395	6,602,710

PROPERTY AND EQUIPMENT, NET	2,218,312	2,380,552

OTHER ASSETS
Deposits	189,676	189,676
Other	32,547	37,809
	$6,201,930	$9,210,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$-	$2,000,000
Accounts payable	394,667	630,783
Accrued expenses	208,087	204,147
Student credit balances	29,164	79,920
Due to affiliates	1,012,279	674,465
TOTAL CURRENT LIABILITIES	1,644,197	3,589,315

DEFERRED RENT	718,093	723,318

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 13,508,252 issued and outstanding	135,082	135,082
Additional paid-in capital	10,945,104	10,945,104
Accumulated deficit	(7,290,546)	(6,232,072)
TOTAL STOCKHOLDERS' EQUITY	3,839,640	4,898,114
	$6,201,930	$9,210,747

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES	$3,244,742	$3,917,642

OPERATING EXPENSES
Educational services and facilities	3,281,781	3,725,635
Selling, general and administrative	1,020,685	1,186,969
TOTAL OPERATING EXPENSES	4,302,466	4,912,604

OPERATING LOSS	(1,057,724)	(994,962)

OTHER INCOME (EXPENSE)
Interest income	1,002	1,325
Interest expense	(1,752)	-
TOTAL OTER INCOME (EXPENSE)	(750)	1,325

NET LOSS	$(1,058,474)	$(993,637)

LOSS PER COMMON SHARE:

Basic	$(.08)	$(.11)

Diluted	$(.08)	$(.11)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,058,474)	$(993,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168,000	176,301
Deferred rent	(5,225)	-
Stock-based compensation	-	12,800
Changes in operating assets and liabilities:
Student receivables	131,663	117,012
Prepaid expenses	9,629	(55,729)
Other assets	5,262	14,944
Accounts payable	(236,116)	(163,888)
Accrued expenses	3,940	96,806
Student credit balances	(50,756)	(53,545)
Net cash used in operating activities	(1,032,077)	(848,936)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(5,760)	(89,232)
Net change in due from affiliates	-	(49,965)
Net cash used in investing activities	(5,760)	(139,197)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on line of credit	(2,000,000)	-
Net change in due to affiliates	337,814	129,976
Net cash provided by (used in) financing activities	(1,662,186)	129,976

DECREASE IN CASH	(2,700,023)	(858,157)

CASH AT BEGINNING OF PERIOD	6,340,609	2,542,293

CASH AT END OF PERIOD	$3,640,586	$1,684,136

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

The Company manages its business on the basis of one reporting segment. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University. All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2013, the consolidated results of operations and the consolidated cash flows for the three months ended June 30, 2013 and 2012. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2013 and Annual Report to Security Holders filed with the SEC.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings (Loss) Per Share

Earnings (loss) per common share (“EPS”) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants and preferred stock for the three months ended June 30, 2013 and 2012, and additionally, restricted stock awards for the three months ended June 30, 2012.

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended June 30,
	2013	2012
Net loss	$(1,058,474)	$(993,637)
Cumulative dividends	(75,000)	(7,500)
Net loss attributable to common shareholders	$(1,133,474)	$(1,001,137)

There were no dilutive instruments as of June 30, 2013 or 2012 due to the recognition of a net loss for the three-month periods then ended. The weighted average shares outstanding were 13,508,252 and 8,978,252 for the three months ended June 30, 2013 and 2012.

4.     Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0%. Effective June 13, 2013, the due date on the Line of Credit was extended from March 31, 2014 to April 1, 2015. The Company borrowed $2,000,000 under the Line of Credit in December 2012 and this balance was repaid in April 2013. Interest expense related to borrowings under the Line of Credit was $1,752 for the three months ended June 30, 2013. The Company did not request any disbursements under the Line of Credit during the three months ended June 30, 2012.

5.     Stockholders’ Equity

Series A Preferred Stock

The Company had previously designated 100,000 shares of its preferred stock as Series A, cumulative, voting preferred stock with a per share par value of $.01 and a per share liquidation value equal to the greater of $100 or 100 times the per share liquidation value of common stock. Each share of Series A preferred stock had voting rights equal to 100 shares of common stock. No shares of Series A preferred stock were issued, and effective March 29, 2013, the Company’s Board of Directors (the “Board”) decreased the number of authorized Series A preferred stock to zero and terminated the Series A preferred stock designation.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

5.     Stockholders’ Equity – (continued)

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. The Company previously issued 500,000 shares to Mr. Myhre for $625,000. On March 29, 2013, the Company issued the remaining 4,500,000 shares of Series B preferred stock to Mr. Myhre, including detachable warrants described more fully below, for $4,500,000. Additionally on that date, the Company issued 4,500,000 shares of common stock to Mr. Myhre for $1,125,000. At June 30, 2013 and 2012, cumulative preferred stock dividends in arrears were $135,000 and $37,500.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the original issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of common stock at an exercise price of $1.25 per share, for a total cash payment of $812,500. At June 30, 2012, there were no warrants left outstanding, nor were any shares of common stock reserved for such conversion.

Detachable warrants for 9,000,000 shares of common stock were included with the March 2013 issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at June 30, 2013, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the three months ended June 30, 2013 or 2012, and no options were outstanding as of June 30, 2013 or 2012.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at June 30, 2013 and 2012.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

5.     Stockholders’ Equity – (continued)

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years. Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan. These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date. Each award vested at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011. All such awards fully vested during the term of the arrangement, ending with the three months ended March 31, 2013, and the Board did not implement a stock-based compensation arrangement for future periods upon the completion of the vesting period. As such, there was no stock compensation expense for the three months ended June 30, 2013. Stock compensation expense for directors was $12,800 for the three months ended June 30, 2012.

6.     Income Taxes

At June 30, 2013, the Company had approximately $9,316,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2013 or March 31, 2013.

Management evaluates the Company’s deferred tax assets on a regular basis to determine if a valuation allowance should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, management must weigh both positive and negative evidence that can be objectively verified. A cumulative loss in recent periods is significant negative evidence in considering whether deferred tax assets are realizable, and also limits projections of future taxable income to that which can be estimated over a reasonable amount of time. Management’s ability to accurately forecast should be evaluated against recent results, and the reliability of such forecasting inherently decreases as the duration of such forecasting increases.

After considering evidence including historical results, industry and general economic trends, and forecasts on future operating results, management has continued to fully reserve for the Company’s net deferred tax assets at June 30, 2013. The Company’s valuation allowance at June 30, 2013 includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

For federal purposes, tax years 2011-2013 remain open to examination. Prior to 2011, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years. For state purposes, the statute of limitations remains open in a similar manner. Management does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

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

The Company incurs a monthly management fee payable to GU/MSB under the terms of the SLA. This fee is negotiated based on analysis of the cost and scope of services provided. Such analysis is performed as deemed necessary by either party, or annually at a minimum. The Company’s Board of Directors approves any changes to the monthly fee. Effective October 1, 2012, the monthly management fee was reduced from $75,000 to $50,000. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party. The Company’s expenses for services under the SLA were $150,000 and $225,000 for the three months ended June 30, 2013 and 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $109,200 for each of the three months ended June 30, 2013 and 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial ten year period with two five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $144,300 for each of the three months ended June 30, 2013 and 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial ten year period with two five-year renewal options. The agreement is a “triple net” lease. Rent expense for the Boise facility was $117,000 for each of the three months ended June 30, 2013 and 2012.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of June 30, 2013 was approximately $3,365,000.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

7.     Related Party Transactions – (continued)

The Company participates in employee benefit plans, including a self-insured health plan, that are administered by the same service providers as GU and MSB. Claim and benefit payments for the Company’s employees under these plans are made by MSB to the service providers and the Company reimburses MSB for payments made on the Company’s behalf. MSB paid $197,433 and $183,043 for such services during the three months ended June 30, 2013 and 2012. No Company reimbursements were made to MSB for such services during the three months ended June 30, 2013 or 2012.

The Company utilizes the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students. Under the arrangement, this third party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers. MSB paid $63,253 and $83,552 for Broadview student textbook purchases during the three months ended June 30, 2013 and 2012. No Company reimbursements were made to MSB for textbook purchases during the three months ended June 30, 2013 or 2012.

Commission payments are remitted by the third-party provider to MSB or GU for all textbook sales to students from these three entities. The Company earned commissions of $36,001 and $49,965 during the three months ended June 30, 2013 and 2012. No commission reimbursements were received from MSB or GU during the three months ended June 30, 2013 or 2012.

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above. The net amount owed for such transactions by MSB to the Company for the three months ended June 30, 2013 was $37,674. MSB owed the Company $40,619 for the three months ended June 30, 2012. No payments were made for such items between the Company and GU or MSB during the three months ended June 30, 2013 or 2012.

In total, the Company owed MSB $1,011,476 and $674,465 at June 30, 2013 and March 31, 2013. There were no affiliate balances outstanding with GU at June 30, 2013 or March 31, 2013.

During the three months ended June 30, 2012, the Company paid $96,000 to The Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre, for the purchase of equipment.

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,190,956 and $1,233,571 in loans outstanding to University students at June 30, 2013 and March 31, 2013.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the U.S. Department of Education ("USDE"). One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. The Company’s composite score as of and for the year ended March 31, 2013 was 1.7. However, the composite score for the year ended March 31, 2012 was 1.3. When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard. Such alternative standards relevant to the Company include:

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

11.     Regulatory Matters (continued)

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

The Company’s management implemented changes to our procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on the Company’s operations, liquidity, results of operations or cash flows. As the Company’s composite score as of and for the year ended March 31, 2013 exceeded 1.5, management anticipates filing a request with the USDE to remove Broadview from the restrictions and requirements of HCM1 as soon as administratively possible.

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

(Unaudited)

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

Key Financial Metrics, Trends and Developments

Revenues

Approximately 96% of our revenues are tuition collected from Broadview University’s students. Effective July 1, 2012, we implemented a tiered tuition rate program with a goal of increasing the average number of credits taken per student. Thus, students attending full-time (taking between 11 and 16 credits) are charged a tuition rate of $400 per credit. Students attending at less than full time are charged a tuition rate of $435 per credit. As in prior years, all credits taken above 16 credits in a quarter are free of tuition charges. The average tuition rate for the three months ended June 30, 2013 was $416. As of June 30, 2012, we charged $410 per credit hour for most of our programs.

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

Broadview University’s 12-month average enrollment has declined over the past two fiscal years, from 1,178 students in 2012 to 979 students in 2013 (a decrease of 16.9%). Comparing the three months ended June 30, 2013 and 2012, enrollments were down from 1,082 to 860, or 20.5%. We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters. Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased. Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

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

We did not achieve the mandated test score levels during the probationary period, and on August 8, 2012, we received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a teach-out agreement between Broadview and that institution. Broadview’s nursing program effectively ceased operations on December 31, 2012. This action has adversely impacted our revenues, financial condition, results of operations and cash flows. Broadview had 71 nursing students enrolled for our quarter ended June 30, 2012.

In reaction to these negative trends, we have taken a variety of actions, including:

●

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU. Average enrollments at BEAU increased 94.2% from fiscal 2012 to 2013, and we had 147 students enrolled at BEAU for our quarter ended June 30, 2013.

We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

●	We have shared certain services across campuses and centralized certain administrative tasks with the goal of providing high-quality student services more efficiently.

●

We continue to review our program and degree offerings to match the demand in the marketplace. Additionally, we are exploring how to incorporate more technology into our academic delivery, with the idea that such changes may positively impact enrollments and provide an exciting medium for academic activities.

Educational Services and Facilities Expenses

Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 49.3% and 48.8% of our revenues for the three months ended June 30, 2013 and 2012. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

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

Marketing expenses accounted for 22.1% and 18.4% of revenues for the three months ended June 30, 2013 and 2012. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

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

Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies are outlined in the Company’s Form 10-K for the year ended March 31, 2013 and Annual Report to Security Holders filed with the SEC.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended June 30,
	2013	2012
Revenues	100.0%	100.0%
Operating Expenses:
Educational services and facilities	101.1	95.1
Selling, general and administrative	31.5	30.3
Total Operating Expenses	132.6	125.4
Operating Loss	(32.6)	(25.4)
Other Income	0.0	0.0
Net Loss	(32.6)%	(25.4)%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended June 30,		Change
	2013	2012	Amount	Percent
Tuition	$3,255,948	$3,933,648	$(677,700)	(17.2)%
Commissions, fees and other charges	123,158	153,522	(30,364)	(19.8)%
Refunds	(134,364)	(169,528)	35,164	20.7%
Total revenue	$3,244,742	$3,917,642	$(672,900)	(17.2)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our enrollments decreased by 222 students, or 20.5%, to 860 for the quarter ended June 30, 2013 compared to 1,082 for the corresponding quarter of the previous year.

Commissions, Fees and Other Charges

Our students purchase textbooks directly from a third-party service provider and we receive commission revenue from the service provider based on the overall net sales. Fees and other charges primarily include access fees to electronic learning tools, registration fees and miscellaneous student charges. The decrease in these revenues is primarily due to the declining student enrollments.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 11.9% to $3,281,781 for the three months ended June 30, 2013, from $3,725,635 for the corresponding quarter of the previous year. The $443,854 decrease was primarily due to a decrease of $312,075, or 16.3%, in payroll and related costs, as well as a decrease of $56,551, or 35.4% in student and library materials expense. These decreases are a direct result of declining enrollments. The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended June 30,
Expense	2013	2012
Payroll and related	49.3%	48.8%
Rent and other facility	29.0%	24.3%
Scholarships	6.3%	5.6%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 14.0% to $1,020,685 for the three months ended June 30, 2013 from $1,186,969 for the corresponding quarter of the prior year. The $166,284 decrease was primarily due to decreased management fee costs and bad debt expense. Effective October 1, 2012, our monthly management fee paid to a related party decreased to $50,000 from $75,000. As such, management fees for the three months ended June 30, 2013 were $150,000 compared to $225,000 for the corresponding quarter of the prior year, a decrease of 33.3%. The management fee is reviewed as needed, but at a minimum, on an annual basis. As a percentage of revenues, the management fee was 4.6% and 5.7% for the three months ended June 30, 2013 and 2012. We believe the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Bad debt expense decreased to $10,126 for the three months ended June 30, 2013, compared to $49,668 for the corresponding period of the prior year. The decrease of $39,542, or 79.6%, was primarily due to favorable collections and declining enrollments.

Marketing expenses were comparable for the three months ended June 30, 2013 and 2012, decreasing $3,527, or 0.5%, to $716,763 for the three months ended June 30, 2013 compared to $720,290 for the corresponding period of the prior year. As a percentage of revenue, marketing expenses represented 22.1% and 18.4% for the three months ended June 30, 2013 and 2012.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 6.3% to $1,057,724 for the three months ended June 30, 2013 compared to $994,962 for the corresponding quarter of the prior year. The increase of $62,762 was primarily the result of the aforementioned factors.

Income taxes

We did not recognize an income tax benefit for the three months ended June 30, 2013 or 2012, as we fully reserved for the increase in our net deferred tax assets for both periods.

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

Cash was $3,640,586 at June 30, 2013 compared to $6,340,609 at March 31, 2013. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $8,437,500. The transactions with Mr. Myhre are as follows:

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

               Without the financial support from Mr. Myhre, the Company would likely have been unable to meet its current obligations, absent material changes to the Company’s operations. Additionally, these transactions have greatly aided the Company’s ability to comply with various regulatory requirements that concern an institution’s financial health. Due to projected losses continuing in the near future, we anticipate that the Company may continue to rely on Mr. Myhre for financial support.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended June 30,
	2013	2012	Change
Net cash used in operating activities	$(1,032,077)	$(848,936)	$(183,141)
Net cash used in investing activities	(5,760)	(139,197)	133,437
Net cash provided by (used in) financing activities	(1,662,186)	129,976	(1,792,162)
Net decrease in cash	$(2,700,023)	$(858,157)	$(1,841,866)

Our cash flows used in operating activities has been primarily driven by net losses of $1,058,474 and $993,637 for the three months ended June 30, 2013 and 2012. For both periods, the other significant use of cash was from decreases in accounts payable, and this was offset primarily by depreciation expense and favorable collections on student receivables.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in the three months ended June 30, 2013.

The variance in cash flows related to financing activities is primarily due to the Company repaying $2,000,000 borrowed under the Line of Credit with Mr. Myhre in April 2013.

Excluding the $2,000,000 repayment made on the Line of Credit, the Company used $700,023 of cash during the three months ended June 30, 2013. Management anticipates that the Company will continue to use significant amounts of cash to fund operating losses in its fiscal year ending March 31, 2014. However, the combination of cash provided by the March 29, 2013 transactions with Mr. Myhre and the available borrowings under the Line of Credit leads management to believe the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of June 30, 2013, Myhre Investments, LLC had $1,190,956 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of June 30, 2013, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded that our disclosure controls and procedures were effective as of this date.

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

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

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

Date:

August 14, 2013	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer