Form 10-Q
period 2013-12-31
BROADVIEW INSTITUTE INC
filed 2014-02-14
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of February 1, 2014 was 13,508,252.

BROADVIEW INSTITUTE, INC.

AND SUBSIDIARY

INDEX

FORM 10-Q

DECEMBER 31, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$202,136	$6,340,609
Student receivables	350,939	189,447
Inventory	81,524	-
Prepaid expenses	25,890	72,654
TOTAL CURRENT ASSETS	660,489	6,602,710

PROPERTY AND EQUIPMENT, NET	2,051,919	2,380,552

OTHER ASSETS
Deposits	189,676	189,676
Other	28,854	37,809
	$2,930,938	$9,210,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$-	$2,000,000
Accounts payable	604,644	630,783
Accrued expenses	74,897	204,147
Student credit balances	43,188	79,920
Due to affiliates	220,693	674,465
TOTAL CURRENT LIABILITIES	943,422	3,589,315

DEFERRED RENT	707,641	723,318

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 13,508,252 issued and outstanding	135,082	135,082
Additional paid-in capital	10,945,104	10,945,104
Accumulated deficit	(9,850,311)	(6,232,072)
TOTAL STOCKHOLDERS' EQUITY	1,279,875	4,898,114
	$2,930,938	$9,210,747

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

REVENUES	$4,011,073	$3,810,978	$10,058,843	$11,072,795

OPERATING EXPENSES
Educational services and facilities	3,995,739	3,576,579	10,556,271	11,095,559
Selling, general and administrative	1,067,158	1,169,572	3,120,851	3,676,951
TOTAL OPERATING EXPENSES	5,062,897	4,746,151	13,677,122	14,772,510

OPERATING LOSS	(1,051,824)	(935,173)	(3,618,279)	(3,699,715)

OTHER INCOME (EXPENSE)
Gain on sale of assets	-	16,744	-	16,744
Interest income	330	253	1,792	2,067
Interest expense	-	-	(1,752)	-
TOTAL OTHER INCOME (EXPENSE)	330	16,997	40	18,811

NET LOSS	$(1,051,494)	$(918,176)	$(3,618,239)	$(3,680,904)

LOSS PER SHARE:
Basic	$(0.08)	$(0.10)	$(0.29)	$(0.41)
Diluted	$(0.08)	$(0.10)	$(0.29)	$(0.41)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,618,239)	$(3,680,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492,000	529,272
Deferred rent	(15,677)	762
Stock-based compensation	-	38,400
Gain on sale of assets	-	(16,744)
Changes in operating assets and liabilities:
Student receivables	(161,492)	45,226
Inventory	(81,524)	-
Prepaid expenses	46,764	(21,611)
Other assets	8,955	19,736
Accounts payable and accrued expenses	(155,389)	(140,176)
Student credit balances	(36,732)	(37,149)
Net cash used in operating activities	(3,521,334)	(3,263,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163,367)	(148,851)
Proceeds from sale of assets	-	70,000
Net cash used in investing activities	(163,367)	(78,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	2,000,000
Payments on line of credit	(2,000,000)	-
Net change in due to affiliates	(453,772)	(3,765)
Net cash provided by (used in) financing activities	(2,453,772)	1,996,235

DECREASE IN CASH	(6,138,473)	(1,345,804)

CASH AT BEGINNING OF PERIOD	6,340,609	2,542,293

CASH AT END OF PERIOD	$202,136	$1,196,489

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

The Company manages its business on the basis of one reporting segment. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University. All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2013, the consolidated results of operations for the three and nine months ended December 31, 2013 and 2012 and the consolidated cash flows for the nine months ended December 31, 2013 and 2012. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

3.            Inventory

Broadview University has introduced a technologically-focused learning model. During the quarter ending December 31, 2013, all Broadview students and instructors began utilizing portable electronic devices in the classroom. Inventory at December 31, 2013 consists of these electronic learning devices and related materials, and is stated at the lower of cost or market based on the first-in, first-out method. There was no reserve for obsolete inventory at December 31, 2013.

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

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net loss	$(1,051,494)	$(918,176)	$(3,618,239)	$(3,680,904)
Cumulative dividends	(75,000)	(7,500)	(225,000)	(22,500)
Net loss attributable to common shareholders	$(1,126,494)	$(925,676)	$(3,843,239)	$(3,703,404)

There were no dilutive instruments as of December 31, 2013 or 2012 due to the recognition of a net loss for the three and nine month periods then ended. The weighted average shares outstanding were 13,508,252 for both the three and nine months ended December 31, 2013. The weighted average shares outstanding were 8,998,252 and 8,988,288 for the three and nine months ended December 31, 2012.

5.            Line of Credit

On March 30, 2012, the Company entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured, and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0%. The due date on the Line of Credit is April 1, 2015. There was no balance outstanding on the Line of Credit at December 31, 2013, and $2,000,000 was outstanding at December 31, 2012. Interest expense related to borrowings under the Line of Credit was $0 and $1,752 for the three and nine months ended December 31, 2013. There was no interest expense for the three and nine months ended December 31, 2012.

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. The Company previously issued 500,000 shares to Mr. Myhre for $625,000. On March 29, 2013, the Company issued the remaining 4,500,000 shares of Series B preferred stock to Mr. Myhre, including detachable warrants described more fully below, for $4,500,000. Additionally on that date, the Company issued 4,500,000 shares of common stock to Mr. Myhre for $1,125,000. At December 31, 2013 and 2012, cumulative preferred stock dividends in arrears were $285,000 and $52,500.

Warrants

Detachable warrants for 1,000,000 shares of common stock were included with the original issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $1.25 per share and appraised value of approximately $.20 per warrant. On March 30, 2012, Mr. Myhre exercised his right to purchase 650,000 shares of common stock at an exercise price of $1.25 per share, for a total cash payment of $812,500. At December 31, 2012, there were no warrants left outstanding, nor were any shares of common stock reserved for such conversion.

Detachable warrants for 9,000,000 shares of common stock were included with the March 2013 issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at December 31, 2013, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the three and nine months ended December 31, 2013 and 2012, and no options were outstanding as of December 31, 2013 and 2012.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

6.            Stockholders’ Equity – (continued)

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at December 31, 2013 and 2012.

Restricted Stock Awards

On June 15, 2011, the Company’s Board of Directors (the “Board”) approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years. Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan. These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date. Each award vested at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011. All such awards fully vested during the term of the arrangement, ending with the three months ended March 31, 2013, and the Board did not implement a stock-based compensation arrangement for future periods upon the completion of the vesting period. As such, there was no stock compensation expense for the three or nine months ended December 31, 2013. Stock compensation expense for directors was $12,800 and $38,400 for the three and nine months ended December 31, 2012.

7.            Income Taxes

At December 31, 2013, the Company had approximately $11,776,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2013 or March 31, 2013.

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

After considering evidence including historical results, industry and general economic trends, and forecasts on future operating results, management has continued to fully reserve for the Company’s net deferred tax assets at December 31, 2013. The Company’s valuation allowance at December 31, 2013 includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

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

8.            Related Party Transactions

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,301,553 and $1,233,571 in loans outstanding to University students at December 31, 2013 and March 31, 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre, including Company Chief Executive Officer (“CEO”) Jeffrey Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $109,200 and $327,600 for the three and nine months ended December 31, 2013, as well as the three and nine months ended December 31, 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial ten year period with two five-year renewal options. The agreement is a “triple net” lease with an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $154,200 and $449,400 for the three and nine months ended December 31, 2013, and $144,300 and $432,900 for the three and nine months ended December 31, 2012.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial ten year period with two five-year renewal options. The agreement is a “triple net” lease. Rent expense for the Boise facility was $117,000 and $351,000 for the three and nine months ended December 31, 2013, as well as the three and nine months ended December 31, 2012.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of December 31, 2013 was approximately $3,115,000.

During the nine months ended December 31, 2012, the Company paid $96,000 to The Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre and CEO Jeffrey Myhre, for the purchase of equipment.

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

During the nine months ended December 31, 2013, the Company began purchasing electronic learning device inventory through the same distributor as GU and MSB. Payments to the vendor are made by MSB, and the Company reimburses MSB for such purchases made on the Company’s behalf.

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

8.            Related Party Transactions (continued)

The following table summarizes the related party transactions with MSB for the three and nine month periods ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Balance due to MSB - beginning of period	$510,363	$819,215	$674,465	$118,173

Management fees charged by MSB	150,000	150,000	450,000	600,000
Benefit claims paid by MSB	148,890	208,084	484,149	698,009
Textbook purchases by MSB	9,911	246,258	171,889	585,025
Inventory purchases by MSB	87,493	-	609,140	-
Textbook commissions received by MSB	(696)	-	(55,769)	-
Other miscellaneous transactions, net	119,154	(101,030)	(3,544)	(138,680)
Broadview payments to MSB	(804,452)	(1,112,119)	(2,109,637)	(1,652,119)
Balance due to MSB - end of period	$220,693	$210,408	$220,693	$210,408

The following table summarizes the related party transactions with GU for the three and nine month periods ended December 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Balance due from GU - beginning of period	$-	$21,967	$-	$-

Textbook commissions received by GU	-	50,654	-	138,544
Other miscellaneous transactions, net	-	(2,175)	2,488	(22,482)
Broadview payments from GU	-	(70,446)	(2,488)	(116,062)
Balance due from GU - end of period	$-	$-	$-	$-

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

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE. One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. The Company’s composite score as of and for the year ended March 31, 2013 was 1.7. However, the composite score for the year ended March 31, 2012 was 1.3. When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard. The Company agreed to increased monitoring of operations on December 13, 2012, including the administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”). This election gave the Company an opportunity to improve its financial condition over time without requiring a letter of credit posting or participation in Title IV programs under provisional certification.

Under the Zone Alternative, a participating institution:

●	must request and receive funds under the cash monitoring or reimbursement payment methods, as specified by the USDE (see “Heightened Cash Management” section below);

●	must provide timely information regarding certain oversight and financial events;

●	may be required to submit its financial statement and compliance audit earlier than normally required; and

●	may be required to provide information about its current operations and future plans.

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

The Company’s management implemented changes to our procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on the Company’s operations, liquidity, results of operations or cash flows. The USDE notified the Company on January 7, 2014 that Broadview was no longer required to comply with the Zone Alternative restrictions, due to the USDE’s completion of its review of the Company’s financial statements for the fiscal year ended March 31, 2013.

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

Key Trends, Developments and Challenges

Revenues

Approximately 90% of our revenues are tuition collected from Broadview University’s students. Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students taking between 11 and 16 credits per quarter were charged a tuition rate of $400 per credit. Students taking less than 11 credits per quarter were charged a tuition rate of $435 per credit. Effective July 1, 2013, the tiered tuition program was modified, where students taking 12 or more credits are charged a tuition rate of $375 per credit, and students taking fewer than 12 credits are charged a rate of $435 per credit. The resulting average tuition rate per credit for the three months ended December 31, 2013 was $393, compared to $426 for the three months ended December 31, 2012. The decrease is a reflection of a higher per-student credit load on average. From July 2010 through June 2012, we charged $410 per credit for these programs.

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

Broadview University’s 12-month average enrollment has declined over the past two fiscal years, from 1,178 students in 2012 to 979 students in 2013 (a decrease of 16.9%). Average enrollment over the nine months ended December 31, 2013 was 795 students. We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for several quarters. Prospective student interest has been dampened by the prolonged economic downturn, and competition for high-quality leads has increased. Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

In reaction to these negative trends, we have taken a variety of actions, including:

●

During our quarter ended September 30, 2013, we introduced an innovative and technologically focused learning model that we believe will transform how our students learn. The Education User Experience model, or edUX, will connect our students with the latest technology to make the classroom experience more interactive and engaging. During our quarter ending December 31, 2013, Broadview students and instructors began utilizing portable electronic devices in the classroom. These devices have everything needed for classroom learning and mark a transformation from textbook learning.

We believe the market demands business professionals who have in-depth knowledge of the latest technology. Our edUX model will help students be prepared for competitive job markets.

●

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU. Since our first quarter of fiscal 2013, enrollments at BEAU have increased from 74 students to 151 students for our quarter ended December 31, 2013.

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

Educational Services and Facilities Expenses

Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials and academic program supplies, and facility rent and maintenance. Payroll and related expenses represent our single largest expense category, accounting for 38.5% and 48.6% of our revenues for the three months ended December 31, 2013 and 2012. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

Selling, General and Administrative Expenses

Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials. We also utilize executive, administrative, accounting and consulting services provided by related parties pursuant to a Service Level Agreement. Some of the services provided by the related parties under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. Marketing expenses accounted for 19.8% and 23.1% of revenues for the three months ended December 31, 2013 and 2012. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of both long-standing as well as new programs, including the media and entertainment offerings at our Salt Lake City campus.

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

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Educational services & facilities	99.6	93.8	104.9	100.2
Selling, general & administrative	26.6	30.7	31.0	33.2
Total Operating Expenses	126.2	124.5	135.9	133.4
Operating Loss	(26.2)	(24.5)	(35.9)	(33.4)
Other Income	-	0.4	-	0.2
Net Loss	(26.2)%	(24.1)%	(35.9)%	(33.2)%

Three Months Ended December 31, 2013 compared with Three Months Ended December 31, 2012

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended December 31,		Change
	2013	2012	Amount	Percent
Tuition	$3,452,584	$3,774,520	$(321,936)	(8.5)%
Commissions, fees and other charges	678,802	156,808	521,994	333.0%
Refunds	(120,313)	(120,350)	37	-%
Total revenue	$4,011,073	$3,810,978	$200,095	5.3%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our enrollments decreased by 186 students, or 18.5%, to 817 for the three months ended December 31, 2013 compared to 1,003 for the corresponding quarter of the previous year. Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students taking between 11 and 16 credits per quarter were charged a tuition rate of $400 per credit. Students taking less than 11 credits per quarter were charged a tuition rate of $435 per credit. Effective July 1, 2013, the tiered tuition program was modified, where students taking 12 or more credits are charged a tuition rate of $375 per credit, and students taking fewer than 12 credits are charged a rate of $435 per credit. The resulting average tuition rate per credit for the three months ended December 31, 2013 was $393, compared to $426 for the corresponding quarter of the previous year. From July 2010 through June 2012, we charged $410 per credit for these programs.

Commissions, Fees and Other Charges

During our quarter ended September 30, 2013, we introduced an innovative and technologically focused learning model that we believe will transform how our students learn. The Education User Experience model, or edUX, will connect our students with the latest technology to make the classroom experience more interactive and engaging. During our quarter ending December 31, 2013, Broadview students and instructors began utilizing portable electronic devices in the classroom. These devices have everything needed for classroom learning and mark a transformation from textbook learning. The increase in this revenue category is primarily related to fees charged in relation to electronic content and learning devices, which totaled $635,250 for the three months ended December 31, 2013.

Previously, our students purchased textbooks directly from a third-party service provider and we received commission revenue from the service provider based on the overall net sales. Commission revenue decreased to $568 for the three months ended December 31, 2013 compared to $51,712 for the corresponding period of the prior year. Other fees and charges include registration fees and miscellaneous student charges.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 11.7% to $3,995,739 for the three months ended December 31, 2013, from $3,576,579 for the corresponding quarter of the previous year. The $419,160 increase was primarily due to the transition from textbooks to electronic learning devices. Expenses related to these devices, and related e-content, totaled $632,700 for the three months ended December 31, 2013. Additionally, institutional scholarships increased $50,281 comparing the three months ended December 31, 2013 to the corresponding period of the previous year. These increases were partially offset by a decrease in payroll expenses of $307,385, or 16.6%.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended December 31,
Expense	2013	2012
Payroll and related	38.5%	48.6%
Rent and other facility	24.6%	24.2%
Student materials	18.6%	2.7%
Scholarships	7.7%	6.7%
Depreciation	4.0%	4.6%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 8.8% to $1,067,158 for the three months ended December 31, 2013 from $1,169,572 for the corresponding quarter of the prior year. The $102,414 decrease was primarily due a decrease in marketing expenses. Marketing expenses decreased $84,846, or 9.7%, to $793,905 for the three months ended December 31, 2013 from $878,751 for the corresponding period of the prior year. Our management fee paid to a related party totaled $150,000 for both the three months ended December 31, 2013 and 2012.

Marketing expense as a percentage of revenues was 19.8% and 23.1% for the three months ended December 31, 2013 and 2012. Management fee expense as a percentage of revenues was 3.7% and 3.9% for the three months ended December 31, 2013 and 2012.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 12.5% to $1,051,824 for the three months ended December 31, 2013 compared to $935,173 for the corresponding period of the prior year. The increase of $116,651 was primarily the result of the aforementioned factors.

Income taxes

We fully reserved for our net deferred tax assets effective March 31, 2012 and have continued to fully reserve for such assets subsequent to that date. As such, we did not recognize an income tax benefit for the three months ended December 31, 2013 or 2012.

Nine Months Ended December 31, 2013 compared with Nine Months Ended December 31, 2012

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Nine Months Ended December 31,		Change
	2013	2012	Amount	Percent
Tuition	$9,467,867	$11,046,272	$(1,578,405)	(14.3)%
Commissions, fees and other charges	955,182	439,122	516,060	117.5%
Refunds	(364,206)	(412,599)	48,393	11.7%
Total revenue	$10,058,843	$11,072,795	$(1,013,952)	(9.2)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our average enrollments for the nine months ended December 31, 2013 was 795 students, compared to 994 for the corresponding period of the prior year, representing a decrease of 20.0%. Effective July 1, 2012, we implemented a tiered tuition rate for the majority of our programs whereby undergraduate students taking between 11 and 16 credits per quarter were charged a tuition rate of $400 per credit. Students taking less than 11 credits per quarter are charged a tuition rate of $435 per credit. Effective July 1, 2013, the tiered tuition program was modified, where students taking 12 or more credits are charged a tuition rate of $375 per credit, and students taking fewer than 12 credits are charged a rate of $435 per credit. The resulting average tuition rate per credit for the nine months ended December 31, 2013 was $406, compared to $431 for the corresponding period of the previous year. From July 2010 through June 2012, we charged $410 per credit for these programs.

Commissions, Fees and Other Charges

During our quarter ended September 30, 2013, we introduced an innovative and technologically focused learning model that we believe will transform how our students learn. The Education User Experience model, or edUX, will connect our students with the latest technology to make the classroom experience more interactive and engaging. During our quarter ending December 31, 2013, Broadview students and instructors began utilizing portable electronic devices in the classroom. These devices have everything needed for classroom learning and mark a transformation from textbook learning. The increase in this revenue category is primarily related to fees charged in relation to electronic content and learning devices, which totaled $691,550 for the nine months ended December 31, 2013.

Previously, our students purchased textbooks directly from a third-party service provider and we received commission revenue from the service provider based on the overall net sales. Commission revenue decreased to $57,388 for the nine months ended December 31, 2013 compared to $140,730 for the corresponding period of the prior year. Other fees and charges include registration fees and miscellaneous student charges.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 4.9% to $10,556,271 for the nine months ended December 31, 2013, from $11,095,559 for the corresponding period of the previous year. The $539,288 decrease was primarily due to a decrease of $946,975, or 16.9%, in payroll and related costs, as well as a decrease of $254,631, or 51.9% in health insurance expense. The decrease in payroll costs is primarily related to staffing reductions to coincide with reduced enrollments, while the decrease in health insurance expense is due to lower claim payments.

These decreases were offset by the new costs related to electronic content and learning devices, which totaled $689,908 for the nine months ended December 31, 2013.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue Nine Months Ended December 31,
Expense	2013	2012
Payroll and related	46.4%	50.7%
Rent and other facility	28.6%	25.5%
Student materials	9.8%	2.7%
Scholarships	6.5%	6.5%
Depreciation	4.9%	4.8%
Health insurance	2.3%	4.4%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 15.1% to $3,120,851 for the nine months ended December 31, 2013 from $3,676,951 for the corresponding period of the prior year. The $556,100 decrease was primarily due to lower marketing costs. Such expenses decreased $287,876, or 11.4%, to $2,238,196 for the nine months ended December 31, 2013, from $2,526,072 for the corresponding period of the prior year. Additionally, our management fee paid to a related party decreased $150,000, or 25.0%, to $450,000 for the nine months ended December 31, 2013, compared to $600,000 for the corresponding period of the prior year. Effective October 1, 2012, our monthly management fee decreased to $50,000 from $75,000.

 Marketing expense as a percentage of revenues was 22.3% and 22.8% for the nine months ended December 31, 2013 and 2012. Management fee expense as a percentage of revenues was 4.5% and 5.4% for the nine months ended December 31, 2013 and 2012.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss decreased 2.2% to $3,618,279 for the nine months ended December 31, 2013 compared to $3,699,715 for the corresponding period of the prior year. The decrease of $81,436 was primarily the result of the aforementioned factors.

Income taxes

We fully reserved for our net deferred tax assets effective March 31, 2012 and have continued to fully reserve for such assets subsequent to that date. As such, we did not recognize an income tax benefit for the nine months ended December 31, 2013 or 2012.

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

Cash was $202,136 at December 31, 2013 compared to $6,340,609 at March 31, 2013. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $8,437,500. The transactions with Mr. Myhre are as follows:

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

Without the financial support from Mr. Myhre, the Company would likely have been unable to meet its current obligations during the past several months, absent material changes to the Company’s operations. Additionally, these transactions have greatly aided the Company’s ability to comply with various regulatory requirements that concern an institution’s financial health. The Company drew $600,000 on its Line of Credit with Mr. Myhre on January 9, 2014, and that balance remained outstanding as of the date of this Report. Due to projected losses continuing in the near future, we anticipate that the Company may continue to rely on Mr. Myhre for financial support.

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended December 31,
	2013	2012	Change
Net cash used in operating activities	$(3,521,334)	$(3,263,188)	$(258,146)
Net cash used in investing activities	(163,367)	(78,851)	(84,516)
Net cash provided by (used in) financing activities	(2,453,772)	1,996,235	(4,450,007)
Net decrease in cash	$(6,138,473)	$(1,345,804)	$(4,792,669)

Our cash flows used in operating activities has been primarily driven by net losses of $3,618,239 and $3,680,904 for the nine months ended December 31, 2013 and 2012. For the nine months ended December 31, 2013, student receivables increased $161,492, while accounts payable and accrued liabilities decreased $155,389. These uses of cash were partially offset primarily by depreciation of $492,000. For the nine months ended December 31, 2012, accounts payable and accrued expenses decreased $140,176, offset by depreciation of $529,272 and a $45,226 decrease in student receivables.

The variance in cash flows related to investing activities is primarily due to $70,000 of asset sale proceeds in the nine months ended December 31, 2012.

The variance in cash flows related to financing activities reflects the Company’s $2,000,000 borrowing under its Line of Credit in December 2012 and the subsequent repayment of that amount in April 2013. Our balance due to MSB decreased $453,772 during the nine months ended December 31, 2013, compared to a decrease of $3,765 for the nine months ended December 31, 2013.

Excluding the $2,000,000 repayment made on the Line of Credit, the Company used $4,138,473 of cash during the nine months ended December 31, 2013. Management anticipates that the Company will continue to use significant amounts of cash to fund operating losses in its remaining three months of the fiscal year ending March 31, 2014, and this trend will likely continue in the Company’s fiscal year ending March 31, 2015. However, the combination of cash provided by the March 29, 2013 transactions with Mr. Myhre, the available borrowings under the Line of Credit, and Mr. Myhre’s commitment and willingness to extend the Company financial support, leads management to believe the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of December 31, 2013, Myhre Investments, LLC had $1,301,553 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of December 31, 2013, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that our disclosure controls and procedures were effective as of this date.

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

Date:
February 14, 2014	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer