Form 10-K
period 2014-03-31
BROADVIEW INSTITUTE INC
filed 2014-06-27
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates based upon the closing sale price at which the common equity was last sold as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $309,000.

Total number of shares of $.01 par value common stock outstanding at June 24, 2014: 83,508,252

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Certain statements contained in this Annual Report on Form 10-K (the “Report”), the documents incorporated by reference herein, and other written and oral statements made from time to time by the Company that are not statements of historical or current facts should be considered forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “should,” “will,” “forecast,” and similar words or expressions. Forward looking statements contained in this Report include the following: our expectations regarding future revenues and expenses, accreditation renewal, dividend expectations, enrollments, growth and expansion opportunities, the effects of our rebranding efforts, the adequacy of our properties, changes in governmental rules and regulations and our compliance with such regulations, general economic conditions, the effect of credit availability and interest rate changes, the impact of inflation, and the sufficiency of existing cash reserves to support operations and fulfill existing obligations. These forward-looking statements are based upon the Company’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company’s future consolidated financial condition and results.

Factors that could cause actual results to materially differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A – Risk Factors”. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, shareholders and other readers should consider these risk factors with caution and form their own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Shareholders and other readers are cautioned not to place undue reliance on forward-looking statements, and should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities Exchange Commission (“SEC”), including our reports on Forms 10-Q and 8-K to be filed in fiscal 2015.

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

Mr. Myhre invested in Broadview Institute, Inc. in March 2003, becoming its single largest shareholder, and subsequently became the Company’s Chairman and CEO. In July 2005, Broadview Institute, Inc. purchased C Square Educational Enterprises, Inc. The acquisition was accounted for as a merger of an entity under common control since Mr. Myhre had a controlling interest in both companies. The financial statements for all periods prior to July 1, 2005 were combined and restated in a manner similar to a pooling of interests to reflect the acquisition as if it had occurred on April 1, 2004. Through exercise of stock warrants and purchases of the Company’s common and preferred stock, Mr. Myhre has recently increased his ownership percentage in Broadview, as more fully discussed in Items 7 and 8 of this Report. Mr. Myhre beneficially owns approximately 97% of the Company’s shares as of the date of this Report.

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

Service Level Agreement with Related Party

Mr. Myhre also owns, or has the controlling interest in, Globe University (“GU”) and Minnesota School of Business (“MSB”) (collectively “GU/MSB”), which are privately-owned, post-secondary career colleges headquartered in Minnesota. Chief Executive Officer Jeffrey Myhre, son of Mr. Myhre, also holds an ownership interest in GU/MSB. Together, GU/MSB has 20 campuses located in Minnesota, Wisconsin and South Dakota. GU/MSB has been educating students for more than 125 years and currently has a combined enrollment of approximately 4,900 students.

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

According to the National Center for Education Statistics (“NCES”), there were approximately 7,400 Title IV eligible postsecondary education institutions in the United States for the academic year 2012-13, of which approximately 3,500 were for-profit institutions. Additionally, according to NCES, the number of undergraduate enrollments in all post-secondary degree-granting institutions is projected to increase 14% by 2022 from actual enrollments in 2011.

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

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU (herein referred to as “BEAU” or the “Salt Lake City campus”). Programs offered include Music Production and Engineering, Comic and Sequential Art, and various other visual design programs. We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

Programs of study range from 12 to 45 months. We structure our curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree.

The programs and their percentage of the student population for our academic quarters ended March 31, 2014 and 2013 were as follows:

Program	2014	2013
A.A.S. Veterinary Technology	28.6%	31.0%
B.S. Criminal Justice	5.3	3.6
A.A.S. Medical Assistant	5.0	4.6
A.A.S. Music Production and Engineering	5.0	4.5
A.A.S. Criminal Justice	4.2	4.2
A.A.S. Massage Therapy	3.8	3.0
A.A.S. Information Technology	3.7	3.5
B.F.A. Game Art	3.5	1.8
B.F.A. Comic and Sequential Art	3.4	1.5
A.A.S. Paralegal	3.1	4.5
A.A.S. Business Administration	3.1	4.0
B.S. Business Administration	3.1	2.5
B.S. Paralegal	2.6	2.3
B.S. Information Technology	2.0	2.0
A.A.S. Medical Administrative Assistant	1.8	3.2
Other programs	21.8	23.8
	100.0%	100.0%

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

Student Profile

Selected student population statistics are as follows:

●	Average age:	28 years
●	Female / Male:	66% / 34%
●	Students of color:	19%
●	Military veterans and dependents:	20%

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

Employees

As of March 31, 2014, we had 210 employees. Of this figure, 69 were staff (15 part-time) and 141 were faculty (99 part-time).

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

For the year ended March 31, 2014, approximately 79% of our revenues (calculated on a cash basis, as defined by the USDE) were derived from Title IV programs. Types of Title IV loan programs available to our students include the following:

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

Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Broadview University has received a grant of accreditation from the ACICS effective through December 31, 2018.

Accrediting commission oversight may occur at several levels. ACICS may require a school to submit a response to one or more citations when there is evidence that there are deficiencies in the school’s compliance with accreditation standards or requirements. ACICS may also require a school to submit periodic reports to monitor one or more specified areas of performance. In a letter dated May 3, 2013, ACICS notified Broadview University that ACICS completed its review of the Company’s financial statements for the fiscal year ended March 31, 2012. Due to the financial position and results of operations for our year then ended, ACICS directed the Company to submit a Financial Improvement Plan and Quarterly Financial Reports to ACICS’s Financial Review Committee. Broadview has remained compliant with these financial monitoring requirements through the date of this Report. In cases where ACICS has reason to believe that a school is not in compliance with accreditation standards and other requirements, ACICS may place a school on probation (a “Probation Order”), or order the school to show cause as to why accreditation should not be withdrawn (a “Show Cause Order”).

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

On October 29, 2010, the USDE adopted new regulations regarding state licensure of online programs. The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. The USDE has faced significant legal challenge as to its ability to enforce such regulations. On June 23, 2014, the USDE announced the effective date for these rules has been pushed back to July 1, 2015 in order to provide states with additional time to finalize processes for institutions to comply with the state authorization provisions. At this time, the Company is unable to determine what impact, if any, a final rule will have on its financial condition and results of operations.

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

Program Participation Agreement

Each institution participating in Title IV programs is required to enter into a Program Participation Agreement with the USDE. Under the agreement, the institution agrees to follow the USDE’s rules and regulations governing Title IV programs. Broadview University’s current Program Participation Agreement will expire on December 31, 2019, assuming our compliance with the agreement’s terms. The deadline to apply for recertification is September 30, 2019.

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

●	have sufficient cash reserves to make required refunds;

●	be current on its debt payments;

●	meet all of its financial obligations, and

●	achieve a “composite score” of at least 1.5 based on the institution’s annual consolidated financial statements.

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

Our composite score as of and for the year ended March 31, 2014 and 2013 was 1.8 and 1.7. However, our composite score as of and for the year ended March 31, 2012 was 1.3. When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard. The Company agreed to increased monitoring of its operations on December 13, 2012, including administration of Title IV programs, while maintaining a composite score equal to 1.0 to 1.4 for each year under the alternative standard (the “Zone Alternative”). This election gave the Company an opportunity to improve its financial condition over time without requiring a letter of credit posting or participation in Title IV programs under provisional certification.

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

Heightened Cash Management

The USDE places an institution on one of three cash management programs if it determines there is a need to strictly monitor the institution’s participation in Title IV programs. In the Company’s December 2012 response to the USDE, management elected the Heightened Cash Monitoring 1 program (“HCM1”). Under this program, the USDE releases funds to the institution after the institution has made the disbursement to the student or parent borrower. After an institution makes disbursements to eligible borrowers, it draws down Title IV funds to cover those disbursements in the same way as an institution on the advance payment method. Under HCM1, the institution’s independent external auditor is required to express an opinion, as part of the institution’s USDE compliance audit, on the institution’s compliance with the requirements of the Zone Alternative, including its administration of the payment method under which the institution received and disbursed Title IV program funds.

The Company implemented changes to its procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on the Company’s operations, liquidity, results of operations or cash flows. The USDE notified the Company on January 7, 2014 that Broadview was no longer required to comply with the Zone Alternative restrictions, due to the USDE’s completion of its review of the Company’s financial statements for the year ended March 31, 2013.

Student Loan Default Rates

An institution may lose eligibility to participate in some or all Title IV programs if defaults on the repayment of federal program loans by its students exceed certain levels. The USDE uses a specific methodology to determine default rates and imposes varying sanctions based upon the calculation results.

Current Cohort Default Rate Provisions

The USDE calculates a rate of student defaults for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The USDE includes in the cohort all student borrowers at the institution who entered repayment on any federal program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year (October through September), resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the USDE publishes cohort default rates two years in arrears; for example, in the fall of 2013, the USDE issued cohort default rates for federal fiscal year 2011.

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

We have implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Our cohort default rates on Title IV program loans for the 2011, 2010, and 2009 federal fiscal years were 9.5%, 8.5% and 12.2%, respectively. The average cohort default rates for proprietary institutions nationally were 13.6%, 12.9% and 15.0% for federal fiscal years 2011, 2010, and 2009, respectively.

Cohort Default Rate Provisions Effective July 1, 2014

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

The USDE’s final regulations implementing the HEOA provisions on cohort default rates and other student loan matters clarify that the USDE will issue two cohort default rates – both a two-year rate and a three-year rate – for federal fiscal years 2009 through 2011. The final regulations indicate that the USDE will rely on the two-year rate and related thresholds to determine institutional eligibility until 2014, when the USDE issues official three-year cohort default rates. Three-year cohort default rates were generally expected to be higher than two-year rates because of both the longer repayment history and current economic conditions. Broadview’s unofficial three-year cohort default rate for federal fiscal years 2010 and 2009 were 13.2% and 19.3%, compared to the average unofficial three-year rate for proprietary institutions nationally of 21.8% and 22.7%.

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

For the fiscal year ended March 31, 2014, Broadview University received $10,138,851 of Title IV funds and total eligible cash receipts of $12,861,699, resulting in a percentage of 79%. Financial data used to calculate Broadview University 90/10 Rule compliance is Broadview University data on a stand-alone basis. We monitor compliance with this 90/10 Rule to minimize the risk that Broadview University would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV programs for any fiscal year.

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

After the USDE’s regulations were invalidated by the federal court, the USDE convened a negotiated rulemaking to propose new regulations related to gainful employment. These negotiations did not yield a required consensus, and thus, the USDE issued for public comment a Notice of Proposed Rulemaking on March 25, 2014.

Under the proposed rule, a gainful employment program would pass the USDE’s measures if:

●	The estimated annual loan payment of graduates does not exceed 20% of their discretionary earnings or 8% of their total earnings, and;

●	The program cohort default rate for former students enrolled in the program does not exceed 30%.

The proposal would also establish a “zone” for gainful employment programs that have a discretionary income rate greater than 20% and less than or equal to 30%, or an annual earnings rate greater than 8% and less than or equal to 12%. A gainful employment program would become ineligible for Title IV funding if it fails the debt-to-earnings rates measure for two out of three consecutive years, or has a combination of debt-to-earnings rates that are in the zone or failing for four consecutive years. Additionally, a gainful employment program that has a program cohort default rate of 30% or greater for three consecutive fiscal years would become ineligible. Institutions would also be required to certify that all gainful employment programs meet applicable accreditation requirements, as well as state licensure standards. Institutions would also be required to disclose to students and prospective students certain information about gainful employment programs and to report to the USDE certain data relating to gainful employment programs.

Given the uncertainty as to what form any final regulations might take in relation to gainful employment, the Company is unable to determine what impact, if any, a final rule will have on its financial condition and results of operations.

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

Recent or Pending Legislative and Regulatory Activity

Congress

Congress must reauthorize the Higher Education Act approximately every six years. In July 2008, Congress completed the reauthorization process by passing the HEOA, which was signed into law in August 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. Congress began Higher Education Act reauthorizations hearings in 2013, and there is currently an automatic one-year extension that continues the current authorization through September 30, 2014.

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

On August 9, 2013, the Bipartisan Student Loan Certainty Act became law. Under this law, all Stafford loans to undergraduates are pegged to the 10-year Treasury Bill plus 2.05% with a cap at 8.25%. Stafford loans to post-graduate students will be at the Treasury Bill rate plus 3.6% with a cap at 9.5%. Direct PLUS loans are set at the Treasury Bill rate plus 4.6% with a cap at 10.5%. Direct consolidation loan rates will be a weighted average of the interest rates of the consolidated loans rounded to the nearest 1/8th of 1%. Interest rates will be reset every July 1 and effective for the loans taken out from July 1st to June 30th of the following year. Those interest rates will be effective for the life of the loan.

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

U.S. Department of Education

In October 2009, the USDE published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. In October 2010, the USDE published final regulations pertaining to program integrity at higher education institutions, most of which became effective July 2011. The revised rules also establish new annual reporting requirements that are applicable to most programs of study. For each program, an institution must report specific information regarding the program, students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans, as well as information on whether the student matriculated to a higher credentialed program at the institution or transferred to such a program at another institution.

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

Gainful Employment

On June 13, 2011, the USDE published final regulations defining the term “gainful employment.” Under these regulations, which were scheduled to go into effect July 1, 2012, a particular program offered by an institution would have become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. These regulations failed a challenge in U.S. District Court on June 30, 2012.

The USDE filed a motion for reconsideration, which was also denied by the Court on March 19, 2013, holding that the data collection required by the regulations was prohibited by statute. After the USDE’s regulations were invalidated by the federal court, the USDE convened a negotiated rulemaking to propose new regulations related to gainful employment. These negotiations did not yield a required consensus, and thus, the USDE issued for public comment a Notice of Proposed Rulemaking on March 25, 2014. Under the proposed rule, a gainful employment program would pass the USDE’s measures if:

●	The estimated annual loan payment of graduates does not exceed 20% of their discretionary earnings or 8% of their total earnings, and;

●	The program cohort default rate for former students enrolled in the program does not exceed 30%.

The proposal would also establish a “zone” for gainful employment programs that have a discretionary income rate greater than 20% and less than or equal to 30%, or an annual earnings rate greater than 8% and less than or equal to 12%. A gainful employment program would become ineligible for Title IV funding if it fails the debt-to-earnings rates measure for two out of three consecutive years, or has a combination of debt-to-earnings rates that are in the zone or failing for four consecutive years. Additionally, a gainful employment program that has a program cohort default rate of 30% or greater for three consecutive fiscal years would become ineligible.

Institutions would also be required to certify that all gainful employment programs meet applicable accreditation requirements, as well as state licensure standards. Institutions would also be required to disclose to students and prospective students certain information about gainful employment programs and to report to the USDE certain data relating to gainful employment programs.

Additionally, the USDE is considering rule making that could affect regulations concerning program integrity, Title IV cash management, and state authorization of distance education, among other topics. Given the uncertainty as to what form any final regulations might take in relation to gainful employment or the other topics under consideration, the Company is unable to determine what impact, if any, any final rules will have on its financial condition and results of operations.

Misrepresentation

Under the Higher Education Act, the USDE may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation of the nature of its educational programs, its financial charges, or the employability of its graduates. Such misrepresentation could come from activities such as marketing, advertising, and recruiting, among others. On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the USDE’s definition of misrepresentation that included “any statement that has the likelihood or tendency to deceive or confuse” was unsupported by law, and thus the court vacated that portion of the regulation.

Credit Hours

In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The USDE’s Program Integrity Regulations define the term “credit hour” and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the USDE could be jeopardized. If an accreditor identifies and reports systematic or significant noncompliance by an institution to the USDE, and the institution is found to be out of compliance with the credit hour definition, the USDE could impose sanctions on the institution.

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

The regulations, standards and policies of these agencies are subject to frequent change and interpretation, which could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future. If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may do one or more of the following:

●	impose monetary fines or penalties;

●	limit or terminate our operations or ability to grant degrees or diplomas;

●	restrict or revoke our accreditation, licensure or other approval to operate;

●	limit, suspend or terminate our eligibility to participate in Title IV or state financial aid programs;

●	require repayment of funds received under Title IV programs or other financial aid programs;

●	require us to post a letter of credit with the USDE;

●	subject us to other civil or criminal penalties; and/or

●	subject us to other forms of censure.

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

An institution generally must seek recertification from the USDE at least once every six years, and possibly more frequently if circumstances dictate. The USDE may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. Each institution participating in Title IV programs must enter into a Program Participation Agreement with the USDE. Under such an agreement, the institution agrees to follow the USDE’s rules and regulations governing Title IV programs. Broadview University’s current Program Participation Agreement will expire on December 31, 2019, assuming compliance with the agreement’s terms.

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

Broadview University has implemented a student loan default management program aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Broadview University’s cohort default rates on Title IV program loans for the 2011, 2010, and 2009 federal fiscal years were 9.5%, 8.5% and 12.2%, respectively.

The average cohort default rates for proprietary institutions nationally were 13.6%, 12.9% and 15.0% for federal fiscal years 2011, 2010, and 2009, respectively.

The current cohort default rate calculation and threshold for regulatory sanctions will change effective July 1, 2014, whereby the period for measuring defaults will be expanded by one year and the threshold of 25% noted above will be increased to 30%, among other changes as disclosed in “Government Approvals and Effect of Governmental Regulations” in Item I, Part I of this Report. If Broadview University were ineligible to participate in Title IV programs due to non-compliance with current or future measurements of cohort default rates, this would have a material adverse effect on our business.

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

As disclosed under the “Financial Responsibility Standards” sub-section of the Government Approvals and Effect of Governmental Regulations section in Item 1 of Part I in this Report, our composite score as of and for the years ended March 31, 2014 and 2013 was 1.8 and 1.7. However, our composite score as of and for the year ended March 31, 2012 was 1.3. With our 2012 composite score falling below the minimum score of 1.5 required by the USDE for an institution to be considered fiscally responsible, we were subject to increased monitoring of our operations, as well as heightened cash management policies and procedures for our administration of Title IV funds.

Our management implemented changes to our procedures for processing federal aid to comply with the USDE’s requirements. Such changes did not have a material impact on our operations or our liquidity, results of operations or cash flows. The USDE notified the Company on January 7, 2014 that Broadview was no longer required to comply with the conditions and restrictions outlined above, due to the USDE’s completion of its review of the Company’s financial statements for the year ended March 31, 2013.

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

Under the 90/10 Rule, a proprietary institution may lose its Title IV eligibility if, on a cash accounting basis, it derived more than 90% of its revenues from Title IV programs for any fiscal year, as defined in accordance with applicable USDE regulations for Title IV programs. For the fiscal year ended March 31, 2014, Broadview University derived 79% of its revenues from Title IV programs based on the USDE’s required calculations. We closely monitor our compliance with this requirement on an ongoing basis.

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

Failure to comply with the USDE’s gainful employment regulations could result in heighted disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. The USDE has previously adopted gainful employment regulations that were subsequently invalidated by a U.S. federal court in March 2013. The USDE subsequently convened a negotiated rulemaking to propose new regulations related to gainful employment. These negotiations did not yield a required consensus, and thus the USDE issued for public comment a Notice of Proposed Rulemaking on March 25, 2014. The details of the proposed rules are disclosed under the “Gainful Employment” sub-section of the Government Approvals and Effect of Governmental Regulations section in Item 1 of Part I in this Report.

Given the uncertainty as to what form any final regulations might take in relation to gainful employment, the Company is unable to determine what impact, if any, any final rules will have on its financial condition and results of operations.

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

Mr. Terry Myhre, chairman of our board of directors (“Mr. Myhre”), beneficially owned approximately 97% of our outstanding common stock as of the date of this Report. Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $13,937,500. This total includes $11,337,500 from equity transactions, as well as $2,600,000 of borrowings under a line of credit agreement with Mr. Myhre. These cash-infusions have come against a three-year total of $10,580,736 of cash used in operating activities for the fiscal years ended March 31, 2012 to 2014.

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

Due to significant operating losses incurred over the past three fiscal years, management’s focus has been pushed toward maintaining sustainable student populations at our existing campuses. As such, we have no current plans for opening additional branch campuses in the foreseeable future. If, at some point, management determines it is appropriate to consider expansion, our ability to act on any growth model is dependent on a number of factors, including our ability to obtain timely regulatory approvals, identify geographical locations that have appropriate population demographics, and recruit and retain high-quality academic and administrative personnel. We opened four branch campuses from January 2007 through January 2011, including two in the last six months of fiscal year 2011.

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

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which may be used to pursue post-secondary degrees. We offer scholarships to all members of the U.S. Armed Forces and certain immediate family members or dependents of active-duty personnel. Some of our campuses are located in close proximity to military facilities, and service members and their families represented approximately 20% of the total enrolled students at Broadview University during our quarter ended March 31, 2014. In the event that the available governmental tuition assistance programs are reduced or eliminated, this could have a material adverse effect on our business.

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

Mr. Myhre, chairman of our board of directors, beneficially owned approximately 97% of our outstanding common stock as of the date of this Report. Additionally, Mr. Myhre has extended a $3,000,000 line of credit to the Company, of which $600,000 was outstanding at March 31, 2014. As such, Mr. Myhre has substantial influence over our business and shareholder voting control, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.

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

From April 1, 2012 to March 31, 2014, the market price of our common stock has ranged from a high of $0.41 per share to a low of $0.03 per share. The volatile price of our stock makes it difficult for investors to predict the value of their investment. An investor might not be able to sell shares of our common stock at or above the existing trading price due to fluctuations in the market price of the common stock arising from changes in our operating performance or prospects. In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.

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

We believe such properties to be in good condition and adequate for our present and foreseeable operations. We believe our property is adequately covered by insurance. See Notes 7 and 8 to the Consolidated Financial Statements in this Report for additional information regarding the Company’s leased property.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and other legal proceedings arising out of the normal course of business. We are currently not a party to any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

The names, ages and present positions of the executive officers of the Registrant are as follows:

Name of Executive Officer	Age	Present Position(s) with Registrant	Business Experience
Jeffrey D. Myhre	40	Chief Executive Officer (CEO)

CEO of the Registrant since February 2008; CEO of Globe University and Minnesota School of Business (GU/MSB) from November 2013 to present and Vice President of GU/MSB from November 2006 to November 2013; Director of Online Education for the Minnesota School of Business, March 2005 to November 2006.

Kenneth J. McCarthy	40	Chief Financial Officer (CFO)	CFO of the Registrant since February 2008; CFO of GU/MSB from March 2003 to present; CPA in assurance practice of Grant Thornton, LLP Minneapolis, Minnesota office, 1996 to 2002.

Jeffrey D. Myhre is the son of Terry L. Myhre, Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “BVII”. The table below sets forth published quotations for the Company’s common stock and reflects the inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not paid common stock dividends since fiscal year 1991, and has no present intentions to do so. The number of record holders of the Company’s common stock as of March 31, 2014 was approximately 400.

	Market Prices
	High	Low
2014
First Quarter	$0.17	$0.13
Second Quarter	$0.20	$0.17
Third Quarter	$0.17	$0.03
Fourth Quarter	$0.25	$0.04
2013
First Quarter	$0.40	$0.30
Second Quarter	$0.41	$0.10
Third Quarter	$0.35	$0.11
Fourth Quarter	$0.16	$0.13

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The following information has been derived from our consolidated financial statements. The information set forth in the following table should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in the Annual Report on Form 10-K.

	Years Ended March 31,
STATEMENT OF OPERATIONS DATA *	2014	2013	2012	2011	2010

Revenues	$13,445,845	$14,591,667	$17,826,832	$20,456,974	$19,041,087
Operating expenses
Educational services and facilities	13,980,771	14,754,797	15,593,785	14,748,170	11,591,009
Selling, general and administrative	4,342,982	4,928,852	5,439,321	5,928,264	4,184,969
Goodwill impairment	-	-	622,016	-	-
Total operating expenses	18,323,753	19,683,649	21,655,122	20,676,434	15,775,978

Operating income (loss)	(4,877,908)	(5,091,982)	(3,828,290)	(219,460)	3,265,109

Other income (expense)	(5,722)	(1,950)	9,719	27,159	24,816
Income (loss) before taxes	(4,883,630)	(5,093,932)	(3,818,571)	(192,301)	3,289,925

Income tax expense (benefit)	-	-	346,000	(63,261)	1,254,770
Net income (loss)	$(4,883,630)	$(5,093,932)	$(4,164,571)	$(129,040)	$2,035,155

EARNINGS (LOSS) PER COMMON SHARE

Basic	$(0.36)	$(0.57)	$(0.50)	$(0.02)	$0.25
Diluted	$(0.36)	$(0.57)	$(0.50)	$(0.02)	$0.23

BALANCE SHEET DATA

Total assets	$7,211,021	$9,210,747	$6,002,606	$9,237,524	$8,876,540
Property and equipment, net	$2,014,650	$2,380,552	$2,951,478	$3,000,238	$1,424,481
Stockholders' equity	$4,914,484	$4,898,114	$4,315,846	$7,608,317	$7,566,857
Common shares outstanding	83,508,252	13,508,252	9,008,252	8,248,252	8,218,252

*

Certain amounts in the consolidated financial information above for years prior to 2012 have been reclassified to conform to the presentation for subsequent years. Effective during the first quarter of 2012, we made changes in our presentation of operating expenses. We determined that these changes would provide more meaningful information. Such reclassifications did not impact total operating expenses, net income (loss) or stockholders’ equity as previously reported.

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

Key Financial Metrics and Trends

We are committed to a long-term program of sustainable revenue growth. We have endured a significant downturn in profitability over the past three fiscal years. Failure to successfully implement the strategies addressed in the following discussion of key financial metrics and trends could have a negative impact on our revenues, financial condition, results of operations and cash flows.

We believe our enrollments are influenced by a number of factors, including, but not limited to:

●	the attractiveness of our program offerings;
●	our ability to offer flexible class scheduling;
●	the relative cost of our educational services compared to competitors;
●	our mix of residential and online course offerings;
●	the effectiveness of our marketing and recruiting efforts;
●	the availability of federal and other financial aid;
●	general economic conditions in the regions we operate; and
●	the regulatory environment of our industry.

Set forth below are average enrollment, total credits billed and average tuition rates for the last two years:

	Years ended March 31,
	2014	2013
Average enrollment	781	979
% Change from prior year	(20.2)%	(16.9)%

Credits billed	32,745	35,810
% Change from prior year	(8.6)%	(15.7)%

Average tuition cost per credit	$403	$430

Since October 2010, we opened two branch campuses, including our first campus outside the state of Utah. Despite these openings, Broadview University’s average enrollment has declined over the past three years. We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for the past few years. This industry-wide downturn has come after several years of industry growth, and thus the competition for high-quality leads has increased. Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

Additionally, our nursing program operated out of our West Jordan campus voluntarily ceased enrolling new students effective November 2011, in response to a warning letter from the Utah State Board of Nursing stating that our nursing graduates’ average pass rate on the National Council Licensure Examination (“NCLEX”) was not meeting required regulatory levels set by the Utah Administrative Code. After we did not achieve the mandated test score levels during a probationary period, we received formal communication from the Licensing Division that Broadview shall immediately begin transferring the majority of its nursing students to another institution pursuant to a teach-out agreement between Broadview and that institution. Broadview’s nursing program effectively ceased operations on December 31, 2012. This action has adversely impacted our revenues, financial condition, results of operations and cash flows. Broadview had 87 nursing students enrolled for our quarter ended March 31, 2012 (7.8% of total enrollments).

In reaction to these negative trends, we have taken a variety of actions, including:

●

Effective July 1, 2012, we implemented a tiered tuition rate program with a goal of increasing the average number of credits taken per student. Numerous studies have shown that students who carry higher credit loads per quarter have a greater likelihood of completing their academic program. Upon rollout of this program, students attending full-time (taking between 11 and 16 credits) were charged a tuition rate of $400 per credit. Students attending at less than full time were charged a tuition rate of $435 per credit. Effective July 1, 2013, the tiered tuition program was modified, where students taking 12 or more credits are charged a tuition rate of $375 per credit. As in prior years, all credits taken above 16 credits in a quarter are free of tuition charges.

●

In September 2013, we introduced a technology-focused learning model where our students and instructors began utilizing portable electronic devices in the classroom. We believe this learning model will transform how our students learn and help differentiate Broadview University from our competitors. This model connects our students with the latest technology to make the classroom experience more interactive and engaging, and has marked a transformation from textbook learning. We believe the job markets demand professionals who have in-depth knowledge of the latest technology, and our model will help students be prepared.

●

In November 2011, we rebranded our Salt Lake City campus to focus solely on academic programs in the fields of studio arts, production arts, and the entertainment business. The Salt Lake City campus was rebranded as Broadview Entertainment Arts University, or BEAU. Programs offered include Music Production and Engineering, Comic and Sequential Art, and various other visual design programs. Average enrollments at BEAU increased 94.2% from 2012 to 2013, and 38.9% from 2013 to 2014.

We believe this strategic move will better position us to capitalize on the demand for such skills in the workforce, and provide a clear focus for the BEAU campus while our other campuses will continue to offer our variety of traditional academic programs.

●

We are focused on achieving an appropriate ratio of our instruction costs to our revenue. Our management team has recently undertaken efforts to improve our coordinated scheduling of courses offered both residentially and online to ensure that we achieve adequate class sizes.

●	We continue to review and adjust our program and degree offerings to match the demand in the marketplace.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amount of expenses during the period reported. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 2 to the consolidated financial statements contained in Item 8 of this Report. The most significant estimates include allowance for uncollectible student receivables, accrued expenses and the provision for income taxes.

Revenue and Expense Categories

●

Revenue - Approximately 91% of our revenues are tuition collected from Broadview University’s students. The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter.

The University bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include learning resource fees, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

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

●

Educational Services and Facilities Expense - Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials, academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 47.0% and 51.5% of our revenues for the years ended March 31, 2014 and 2013. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

●

Selling, General and Administrative Expense - Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials. We also utilize executive, administrative, accounting and consulting services provided by related parties pursuant to a Service Level Agreement. Some of the services provided by the related parties under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting. See Note 7 to the consolidated financial statements contained in Item 8 of this Report for further detail of related party transactions.

Marketing expenses accounted for 23.2% and 23.8% of revenues for the years ended March 31, 2014 and 2013. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of our programs.

Results of Operations

The following table presents consolidated statements of operations data as percentages of revenues for each of the periods indicated:

	Year ended March 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Operating expenses
Educational services and facilities	104.0	101.1	87.5
Selling, general and administrative	32.3	33.8	34.0
Total operating expenses	136.3	134.9	121.5
Operating loss	(36.3)	(34.9)	(21.5)
Other income (expense)	0.0	0.0	0.0
Loss before income taxes	(36.3)	(34.9)	(21.5)
Income tax expense	-	-	1.9
Net loss	(36.3)%	(34.9)%	(23.4)%

Year ended March 31, 2014 compared to year ended March 31, 2013

Revenues

The following table presents year-over-year changes in our primary revenue components.

	Year Ended March 31,		Change
	2014	2013	Amount	Percent
Tuition	$12,622,605	$14,567,763	$(1,945,158)	(13.4)%
Fees, commissions and other revenue	1,277,288	576,285	701,003	121.6
Refunds	(444,048)	(552,381)	108,333	(19.6)
Total revenue	$13,455,845	$14,591,667	$(1,135,822)	(7.8)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Average enrollments for 2014 were 781, a decrease of 20.2% from the average of 979 for the prior year. This decrease was partially offset by an increase in average credits taken per student. Our credits billed for the year ended March 31, 2014 were 32,745 compared to 35,810 for the prior year, a decrease of 8.6%.

Fees, Commissions and Other Charges

During our year ended March 31, 2014, we introduced a technologically focused learning model. Broadview students and instructors began utilizing portable electronic devices in the classroom during the quarter ended December 31, 2013. These devices mark a transformation from textbook learning. The increase in this revenue category is primarily related to fees charged in relation to electronic content and learning devices, which totaled $951,250 for the year ended March 31, 2014.

This change in fee structure also led to the elimination of various other fees, as our miscellaneous student charges decreased $105,607 year over year. Previously, our students purchased textbooks directly from a third-party service provider and we received commission revenue from the service provider based on the overall net sales. Commission revenue decreased to $57,388 for the year ended March 31, 2014 compared to $182,327 for the prior year.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 5.2% to $13,980,771 for the year ended March 31, 2014, from $14,754,797 for the previous year. The $774,026 decrease was primarily due to decreased payroll-related expenses, which decreased $1,203,678, or 16.0%, year over year. Health insurance expense decreased 54.3% to $249,850 for the year ended March 31, 2014 from $546,532 for the previous year, primarily due to the decreased payroll. These decreases were offset primarily by the new costs related to the electronic content and learning devices that were introduced during the year ended March 31, 2014. Such costs totaled $834,112.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue Year Ended March 31,
Expense	2014	2013
Payroll and related	47.0%	51.5%
Rent and other facility	27.9%	26.1%
Student materials and electronic resources	9.2%	2.9%
Scholarships	7.0%	6.5%

Selling, general and administrative expenses

Expenses related to selling and general administrative activities decreased 11.9% to $4,342,982 in 2014 from $4,928,852 for the previous year. The $585,870 decrease was primarily due to decreased marketing expenditures and a decrease in our monthly management fee. Marketing costs decreased $360,460, or 10.4%, to $3,113,379 in 2014 from $3,473,838 for the previous year, primarily due to management’s efforts to be more selective with advertising buys. As a percentage of revenues, marketing expense was 23.2% and 23.8% for the years ended March 31, 2014 and 2013.

Effective October 1, 2012, our monthly management fee paid under the SLA decreased to $50,000 from $75,000. As such, annual management fee expense decreased $150,000, or 20.0%, from $750,000 in 2013 to $600,000 in 2014. The management fee is reviewed as needed, but at a minimum, on an annual basis. As a percentage of revenues, the management fee was 4.5% and 5.1% for the years ended March 31, 2014 and 2013. We believe the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing the Company’s performance. Our operating loss decreased $214,074, or 4.2% from $5,091,982 in 2013 to $4,877,908 in 2014. The variance was primarily the result of the aforementioned factors.

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

Cash was $4,858,394 at March 31, 2014 compared to $6,340,609 at March 31, 2013. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $13,937,500. These cash infusions have come against a three-year total of $10,580,736 of cash used in operating activities for the fiscal years ended March 31, 2012 to 2014. The transactions with Mr. Myhre are as follows:

On March 28, 2014, the Company issued 70,000,000 shares of Common Stock to Mr. Myhre for $4,900,000, or $0.07 per share.

On March 29, 2013,  Mr. Myhre purchased 4,500,000 shares of Series B Preferred Stock at a price of $1.00 per share. Each share of Series B Preferred Stock included a detachable warrant to purchase two shares of the Company’s Common Stock for $0.50 per share. Additionally, on the same date, Mr. Myhre purchased 4,500,000 shares of Common Stock at a price of $0.25 per share. Total cash proceeds from the two transactions were $5,625,000.

On March 30, 2012, Mr. Myhre exercised his right under a warrant to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500.

Also on March 30, 2012, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre. The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and, effective June 13, 2013, the expiration date was extended from March 31, 2014 to April 1, 2015. The Company has borrowed a total of $2,600,000 under the Line of Credit through March 31, 2014, and $600,000 remained outstanding at March 31, 2014. This balance was paid in full on June 23, 2014.

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

The net cash provided by (used in) each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Year Ended March 31,
	2014	2013	Change
Net cash used in operating activities	$(4,154,142)	$(4,176,837)	$22,695
Net cash used in investing activities	(288,410)	(110,139)	(178,271)
Net cash provided by financing activities	2,960,337	8,085,292	(5,124,955)
Net decrease in cash	$(1,482,215)	$3,798,316	$(5,280,531)

Our cash flows used in operating activities has been primarily driven by net losses of $4,883,630 and $5,093,932 for the years ended March 31, 2014 and 2013. Offsetting the 2014 and 2013 net losses were depreciation and amortization of $654,312 and $697,809.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in 2013.

The variance in cash flows related to financing activities is primarily due to the transactions with Mr. Myhre described more fully above, as well as lower amounts due to affiliates at March 31, 2014.

Management anticipates that the Company will use a substantial portion of its cash reserves available at March 31, 2014 to fund operating losses in its fiscal year ending March 31, 2015. However, the combination of cash provided by the March 28, 2014 transactions with Mr. Myhre and the available borrowings under the Line of Credit leads management to believe the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of March 31, 2014, Myhre Investments, LLC had $1,337,256 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of March 31, 2014, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2014 and 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Broadview Institute, Inc. and Subsidiary

Woodbury, Minnesota

We have audited the accompanying consolidated balance sheets of Broadview Institute, Inc. and Subsidiary as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadview Institute, Inc. and Subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

June 27, 2014

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$4,858,394	$6,340,609
Student receivables	112,304	189,447
Prepaid expenses	4,159	72,654
Inventory	7,333	-
TOTAL CURRENT ASSETS	4,982,190	6,602,710

PROPERTY AND EQUIPMENT, NET	2,014,650	2,380,552

OTHER ASSETS
Deposits	189,676	189,676
Other	24,505	37,809
	$7,211,021	$9,210,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$-	$2,000,000
Accounts payable	634,845	630,783
Accrued expenses	139,034	204,147
Student credit balances	85,437	79,920
Due to affiliates	134,802	674,465
TOTAL CURRENT LIABILITIES	994,118	3,589,315

LONG-TERM LIABILITIES
Line of credit	600,000	-
Deferred rent	702,419	723,318
TOTAL LIABILITIES	2,296,537	4,312,633

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding at March 31, 2014 and 2013	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 83,508,252 and 13,508,252 shares issued and outstanding at March 31, 2014 and 2013	835,082	135,082
Additional paid-in capital	15,145,104	10,945,104
Accumulated deficit	(11,115,702)	(6,232,072)
TOTAL STOCKHOLDERS' EQUITY	4,914,484	4,898,114
	$7,211,021	$9,210,747

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2014 and 2013

	2014	2013

REVENUES	$13,445,845	$14,591,667

OPERATING EXPENSES
Educational services and facilities	13,980,771	14,754,797
Selling, general and administrative	4,342,982	4,928,852
TOTAL OPERATING EXPENSES	18,323,753	19,683,649

OPERATING LOSS	(4,877,908)	(5,091,982)

OTHER INCOME (EXPENSE)
Gain on sale of equipment	-	16,744
Interest expense	(7,666)	(21,027)
Interest income	1,944	2,333
TOTAL OTHER INCOME (EXPENSE)	(5,722)	(1,950)

NET LOSS	$(4,883,630)	$(5,093,932)

LOSS PER COMMON SHARE:

Basic	$(.36)	$(.57)

Diluted	$(.36)	$(.57)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock, Series B		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
MARCH 31, 2012	500,000	$5,000	9,008,252	$90,082	$5,358,904	$(1,138,140)	$4,315,846

Issuance of preferred stock	4,500,000	45,000	-	-	4,455,000	-	4,500,000
Issuance of common stock	-	-	4,500,000	45,000	1,131,200	-	1,176,200
Net loss	-	-	-	-	-	(5,093,932)	(5,093,932)
MARCH 31, 2013	5,000,000	50,000	13,508,252	135,082	10,945,104	(6,232,072)	4,898,114

Issuance of common stock	-	-	70,000,000	700,000	4,200,000	-	4,900,000
Net loss	-	-	-	-	-	(4,883,630)	(4,883,630)
MARCH 31, 2014	5,000,000	$50,000	83,508,252	$835,082	$15,145,104	$(11,115,702)	$4,914,484

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,883,630)	$(5,093,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	-	(16,744)
Depreciation and amortization	654,312	697,809
Deferred rent	(20,899)	762
Stock-based compensation	-	51,200
Changes in operating assets and liabilities:
Student receivables	77,143	8,800
Prepaid expenses	68,495	(65,523)
Inventory	(7,333)	-
Other assets	13,304	25,972
Accounts payable	4,062	77,643
Accrued expenses	(65,113)	93,081
Student credit balances	5,517	(5,905)
Income taxes	-	50,000
Net cash used in operating activities	(4,154,142)	(4,176,837)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(288,410)	(180,139)
Proceeds from sale of equipment	-	70,000
Net cash used in investing activites	(288,410)	(110,139)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	600,000	2,000,000
Payments on line of credit	(2,000,000)	-
Issuance of stock	4,900,000	5,625,000
Net change in due to affiliates	(539,663)	460,292
Net cash provided by financing activities	2,960,337	8,085,292

INCREASE (DECREASE) IN CASH	(1,482,215)	3,798,316

CASH AT BEGINNING OF YEAR	6,340,609	2,542,293

CASH AT END OF YEAR	$4,858,394	$6,340,609

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (d/b/a “Broadview University” and “Broadview Entertainment Arts University” and hereafter referred to as “Broadview University” or the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study. Broadview University delivers these services through traditional classroom settings as well as through online instruction. The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Company manages its business on the basis of one reporting segment. The consolidated financial statements include the accounts of Broadview Institute, Inc. and its wholly-owned subsidiary. All intercompany transactions were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of expenses during the period reported. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates include allowance for uncollectible student receivables, accrued expenses, and the provision for income taxes.

Revenue Recognition

The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The University bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include learning resource fees, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Cash

United States Department of Education (“USDE”) regulations require Title IV program funds received by the University in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate bank account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations. There were no restricted cash balances at March 31, 2014 or 2013.

Concentration of Credit Risk

Cash accounts are maintained at one domestic financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its cash.

The University grants credit to students in the normal course of business, but generally does not require collateral or any other security to support amounts due. Generally, a student is prohibited from registering for a subsequent academic quarter if he or she has not made definitive arrangements to pay for outstanding balances. Based upon past experience and management’s judgment, the Company establishes an allowance for doubtful accounts with respect to student receivables at the end of each quarter. Management evaluates a number of factors, including the students’ status (i.e. active, withdrawn, etc.), the period of time a balance has been outstanding, and financial aid options that are available to students that may be applied against a balance. Generally, uncollected amounts for students who have withdrawn or are otherwise no longer in school are written off after being outstanding for more than 90 days. The Company’s allowance for doubtful accounts was $25,000 and $20,000 at March 31, 2014 and 2013.

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

Leasehold improvements	Lesser of useful life or remaining lease term
Furniture and equipment (years)	3 - 10

Fair Value of Financial Instruments

The respective carrying value of certain balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These include cash, student receivables, accounts payable, accrued expenses, student credit balances and amounts due to affiliates. The fair value of the Company's long-term line of credit approximates its carrying value based upon current rates available to the Company.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment charges on long-lived assets during the years ended March 31, 2014 or 2013.

Deferred Rent

Rent expense is recognized on a straight-line basis over the lease term. The Company records a long-term liability when straight-line rent expense exceeds actual rent payments; this liability will decrease when actual rent payments exceed the straight-line expense.

Advertising Costs

Advertising costs are expensed as incurred. The Company’s advertising expense was $3,113,379 and $3,473,838 for the years ended March 31, 2014 and 2013.

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

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no unrecognized tax benefits at March 31, 2014 and 2013 for which a liability would be recorded, and there were no adjustments for unrecognized tax benefits during the years then ended.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued)

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

The basic loss attributable to common stockholders was computed as follows:

	Years Ended March 31,
	2014	2013
Net loss	$(4,883,630)	$(5,093,932)
Less cumulative dividends	(300,000)	(30,000)
Net loss attributable to common stockholders	$(5,183,630)	$(5,123,932)

There were no dilutive instruments as of March 31, 2014 and 2013 due to the recognition of a net loss for both years. The basic and diluted weighted average shares outstanding were 14,275,375 and 9,030,111 for the years ended March 31, 2014 and 2013.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Due to the recent date of issuance for this ASU, management is currently evaluating what impact, if any, the pronouncement will have on the Company’s disclosures, its financial position or results from operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013. Management does not believe adoption of this ASU will have a material impact on the Company’s financial position or operating results.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment

Property and equipment consisted of the following:

	March 31,
	2014	2013
Furniture and equipment	$3,360,542	$3,525,378
Leasehold improvements	1,478,349	1,342,070
	4,838,891	4,867,448
Less accumulated depreciation	(2,824,241)	(2,486,896)
	$2,014,650	$2,380,552

4.	Line of Credit

The Company is party to a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and is due April 1, 2015. The Company had $600,000 and $2,000,000 outstanding under the Line of Credit at March 31, 2014 and 2013. Interest expense related to Line of Credit borrowings was $7,666 and $21,027 for the years ended March 31, 2014 and 2013. The Company paid $28,693 for interest during the year ended March 31, 2014; no such payments were made during the year ended March 31, 2013. The $600,000 balance outstanding at March 31, 2014 was paid in full on June 23, 2014.

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

Series B Preferred Stock

The Company has 5,000,000 authorized shares of Series B preferred stock, with a per share par value of $.01. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. The Company previously issued 500,000 shares to Mr. Myhre for $625,000. On March 29, 2013, the Company issued the remaining 4,500,000 shares of Series B preferred stock to Mr. Myhre, including detachable warrants described more fully below, for $4,500,000. At March 31, 2014 and 2013, cumulative preferred stock dividends in arrears were $360,000 and $60,000.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

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

Detachable warrants for 9,000,000 shares of common stock were included with the prior year issuance of Series B preferred stock noted above. The warrants were issued with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at March 31, 2014 and 2013, and there were 9,000,000 shares of common stock reserved for exercise.

Common Stock

On March 28, 2014, the Company issued 70,000,000 shares of Common Stock to Mr. Myhre for $4,900,000. On March 29, 2013, The Company issued 4,500,000 shares of Common Stock to Mr. Myhre for $1,125,000.

Stock Options

No stock options were granted, exercised or expired during the years ended March 31, 2014 and 2013, and no options were outstanding as of March 31, 2014 or 2013.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at March 31, 2014 and 2013.

Restricted Stock Awards

On June 15, 2011, the Company’s Board approved a compensation arrangement for the Board’s directors for the 2012 and 2013 fiscal years. Under the arrangement applicable for those two fiscal years, the Board granted each of the Company’s five directors a two-year restricted stock award for 16,000 shares of common stock under the Equity Incentive Plan. These shares were valued at $1.28 per share, which was the closing price of the Company’s common stock on the grant date. Each award vested at a rate of 2,000 shares per quarter beginning with the Company’s quarter ending June 30, 2011. These awards were fully vested at March 31, 2013. Stock compensation expense for directors was $51,200 for the year ended March 31, 2013. There was no stock compensation expense for the year ended March 31, 2014.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes

There was no provision for income taxes for the years ended March 31, 2014 or 2013. A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows:

	Years Ended March 31,
	2014	2013
Statutory income tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.6	3.6
Establishment of valuation allowances	(39.4)	(38.4)
Other	0.8	0.8
	0.0%	0.0%

A summary of deferred tax assets and liabilities is as follows:

	March 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$9,000	$7,000
Accrued expenses	13,000	10,000
Deferred rent	262,000	270,000
Net operating loss carryforwards	5,419,000	3,591,000
Alternative minimum tax credit	235,000	235,000
	5,938,000	4,113,000

Deferred tax liabilities:
Prepaid expenses	(2,000)	(27,000)
Depreciation and amortization	(86,000)	(163,000)
	(88,000)	(190,000)
Net deferred tax asset before valuation allowance	5,850,000	3,923,000
Valuation allowance	(5,850,000)	(3,923,000)
Net deferred tax asset	$-	$-

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

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes (continued)

As of March 31, 2012, the Company had reported pre-tax losses for five consecutive quarters, and six of the past seven quarters. After considering evidence including historical results, industry and general economic trends, and forecasts on future operating results, management increased the valuation allowance to fully reserve for the Company’s net deferred tax assets. Due to the continued losses incurred during the years ended March 31, 2014 and 2013, management, after considering relevant evidence and forecasts, has maintained a full valuation allowance against the Company’s net deferred tax assets. As such, the valuation allowance increased $1,927,000 during the year ended March 31, 2014.

The Company’s valuation allowance at March 31, 2014 and 2013 includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated. At March 31, 2014, the Company had approximately $12,941,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in our fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. No liability was recorded for interest or penalties related to uncertain tax positions at March 31, 2014 or 2013.

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

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,337,256 and $1,233,571 in loans outstanding to University students at March 31, 2014 and 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre, including Company Chief Executive Officer (“CEO”) Jeffrey Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $36,400 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $436,800 and $440,640 for the years ended March 31, 2014 and 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $51,400 and an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $603,600 and $577,200 for the years ended March 31, 2014 and 2013.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions (continued)

Broadview University is party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $39,000. Rent expense for the Boise facility was $468,000 for each of the years ended March 31, 2014 and 2013.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of March 31, 2014 was approximately $2,989,000.

During the year ended March 31, 2013, the Company paid $96,000 to The Institute of Production & Recording, Inc., an entity partially owned by Mr. Myhre and CEO Jeffrey Myhre, for the purchase of equipment.

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

The Company utilizes the same third-party provider as GU and MSB for the outsourcing of textbook sales to University students. Under the arrangement, this third party bills MSB for all textbooks purchased by MSB, GU and Broadview University students who use school-issued financial aid vouchers. Commission payments are remitted by the third-party provider to GU or MSB for all textbook sales to students from these three entities.

During the year ended March 31, 2014, the Company began purchasing digital learning content, including electronic learning devices, through the same vendors as GU and MSB. Payments to the vendors are made by MSB, and the Company reimburses MSB for such purchases made on the Company’s behalf.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions (continued)

The Company, GU and MSB also may reimburse each other for miscellaneous expenditures made by one entity on another entity’s behalf that are outside the scope of the SLA disclosed above.

The following table summarizes the related party transactions with MSB for the years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013
Balance due to MSB - beginning of period	$674,465	$118,173
Management fees charged by MSB	600,000	750,000
Benefit claims paid by MSB	575,856	834,336
Textbook purchases by MSB	177,576	822,533
Digital learning resources purchased by MSB	918,819	-
Other miscellaneous transactions, net	(213,906)	(138,088)
Broadview payments to MSB	(2,598,008)	(1,712,489)
Balance due to MSB - end of period	$134,802	$674,465

The following table summarizes the related party transactions with GU for the years ended March 31, 2014 and 2013:

	Year Ended March 31,
	2014	2013
Balance due from GU - beginning of period	$-	$-
Textbook commissions received by GU	-	178,679
Other miscellaneous transactions, net	(4,853)	20,307
Broadview payments (from) to GU	4,853	(198,986)
Balance due from GU - end of period	$-	$-

8.	Operating Leases

The University has long-term operating leases for its campus facilities. All leases provide for additional rent based on shared operating expenses. Total rent expense for facilities was $2,887,900 and $2,904,198 for the years ended March 31, 2014 and 2013.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Operating Leases (continued)

Approximate future minimum rent commitments are as follows:

Year Ending March 31,	Amount
2015	$2,595,000
2016	2,628,000
2017	2,547,000
2018	2,235,000
2019	1,839,000
Thereafter	2,447,000
$14,291,000

9.	Employee Benefit Plans

401(k) Savings Plan

The Company participates in a 401(k) employee benefit plan covering eligible employees. The Company contributes to the plan an amount equal to 50% of an employee’s contribution up to a maximum Company contribution of 3% of an employee’s eligible compensation. The Company contributed $35,459 and $50,428 to the plan for the years ended March 31, 2014 and 2013.

Self-Insured Health Plan

The Company participates in a self-insured health plan covering eligible employees. The plan features insured individual and aggregate annual loss limitations. Expense recognized for claims and administration was $249,850 and $546,532 for the years ended March 31, 2014 and 2013.

10.	Regulatory Matters

The Company is subject to extensive regulatory oversight by federal and state governmental agencies, as well as accrediting body oversight. To continue participation in Title IV programs, an institution must demonstrate compliance with extensive academic, administrative and financial regulations regarding institutional eligibility. For the year ended March 31, 2014, the Company derived 79% of its revenues from Title IV funds, as calculated for the purposes of the USDE's 90/10 Rule. Management performs periodic reviews of the Company’s compliance with the various applicable regulatory requirements. As of the date of this Report, management identified the following regulatory matters for disclosure in the notes to these consolidated financial statements:

Composite Score

To participate in Title IV programs, an institution must satisfy specific measures of financial responsibility as prescribed by the USDE. One such measure is the USDE’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability and its ability to support current operations. The Company’s composite score as of and for the years ended March 31, 2014 and 2013 was 1.8 and 1.7. However, the composite score for the year ended March 31, 2012 was 1.3.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Regulatory Matters (continued)

When an institution’s composite score is less than 1.5, but greater than 1.0, the USDE may still consider the institution to be financially responsible if the institution qualifies for an alternative standard. The Company agreed to increased monitoring of its operations on December 13, 2012, including the administration of the Title IV programs, for up to three consecutive fiscal years while maintaining a composite score equal to 1.0 to 1.4 for each of those years (the “Zone Alternative”). This election gave the Company an opportunity to improve its financial condition over time without requiring a letter of credit posting or participation in Title IV programs under provisional certification.

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

Heightened Cash Management

The USDE places an institution on one of three cash management programs if it determines there is a need to strictly monitor the institution’s participation in Title IV programs. In the Company’s December 2012 response to the USDE, management elected the Heightened Cash Monitoring 1 program (“HCM1”). Under this program, the USDE releases funds to the institution after the institution has made the disbursement to the student or parent borrower. After an institution makes disbursements to eligible borrowers, it draws down Title IV funds to cover those disbursements in the same way as an institution on the advance payment method. Under HCM1, the institution’s independent external auditor is required to express an opinion, as part of the institution’s USDE compliance audit, on the institution’s compliance with the requirements of the Zone Alternative, including its administration of the payment method under which the institution received and disbursed Title IV program funds.

The Company implemented changes to its procedures for processing federal aid to comply with this requirement. Such changes did not have a material impact on the Company’s operations, liquidity, results of operations or cash flows. The USDE notified the Company on January 7, 2014 that Broadview was no longer required to comply with the Zone Alternative restrictions, due to the USDE’s completion of its review of the Company’s financial statements for the year ended March 31, 2013.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Quarterly Financial Summary (unaudited)

Summarized unaudited quarterly financial data for 2014 and 2013 are as follows:

QUARTERLY OPERATING RESULTS	Quarters Ended
(UNAUDITED)	June 30	September 30	December 31	March 31

Year ended March 31, 2014:
Revenues	$3,244,742	$2,803,028	$4,011,073	$3,387,002
Operating loss	$(1,057,724)	$(1,508,731)	$(1,051,824)	$(1,259,629)
Net loss	$(1,058,474)	$(1,508,271)	$(1,051,494)	$(1,265,391)
Loss per common share:
Basic	$(0.08)	$(0.12)	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.12)	$(0.08)	$(0.08)

Year ended March 31, 2013:
Revenues	$3,917,642	$3,344,175	$3,810,978	$3,518,872
Operating loss	$(994,962)	$(1,769,580)	$(935,173)	$(1,392,267)
Net loss	$(993,637)	$(1,769,091)	$(918,176)	$(1,413,028)
Loss per common share:
Basic	$(0.11)	$(0.20)	$(0.10)	$(0.16)
Diluted	$(0.11)	$(0.20)	$(0.10)	$(0.16)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Changes in Internal Controls Over Financial Reporting

The Company’s management, under the supervision and with participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, and has concluded that there were no changes during such quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant,”, the following information required by Item 10 is incorporated herein by reference to the following sections of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders: information relating to directors to the section labeled “Election of Directors;” information relating to compliance with Section 16(a) of the Exchange Act to the section labeled “Section 16 (a) Beneficial Ownership Reporting Compliance;” information relating to the audit committee’s membership to the section labeled “Committees of the Board;” information relating to audit committee financial expertise to the section labeled “Audit Committee Independence and Financial Expert Status;” and information relating to Code of Ethics to the section “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Section labeled “Executive Compensation” of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to principal shareholders and management shareholdings is incorporated herein by reference to the sections labeled “Principal Shareholders” and “Management Shareholdings” of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

The following table provides information as of March 31, 2014 about the Registrant’s equity compensation plans.

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

(1)     On August 9, 2006, the shareholders of the Company approved the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Pursuant to the 2006 Plan, 740,000 shares of the Company’s common stock were available for issuance as of March 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections labeled “Independence” and “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section labeled “Independent Auditors” of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders.

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

BROADVIEW INSTITUTE, INC.
(the “Registrant”)

By:	/s/Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

Date:	June 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey D. Myhre	Chief Executive Officer	June 27, 2014
Jeffrey D. Myhre	(principal executive officer)

/s/ Kenneth J. McCarthy	Chief Financial Officer	June 27, 2014
Kenneth J. McCarthy	(principal financial officer and principal accounting officer)

/s/ Terry L. Myhre	Chairman of the Board	June 27, 2014
Terry L. Myhre

/s/ James S. Redpath	Director	June 27, 2014
James S. Redpath

/s/ Robert A. Kramarczuk	Director	June 27, 2014
Robert A. Kramarczuk

/s/ Roger C. Kuhl	Director	June 27, 2014
Roger C. Kuhl

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

BROADVIEW INSTITUTE, INC.

(Commission File Number: 0-8505)

EXHIBIT INDEX

For

Form 10-K for 2014 fiscal year

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

10.25

Investment Representation Letter and Subscription Agreement dated March 28, 2014 by and between the Registrant and Terry L. Myhre – incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2014.

14	Registrant’s Code of Ethics - incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009*
21	Subsidiary of the Registrant
	Name	State of Incorporation
	C Square Educational Enterprises, Inc.	Utah
23.1	Consent of Lurie Besikof Lapidus & Company, LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

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