Form 10-Q
period 2014-06-30
BROADVIEW INSTITUTE INC
filed 2014-08-14
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of August 1, 2014 was 83,508,252.

BROADVIEW INSTITUTE, INC.

AND SUBSIDIARY

INDEX

FORM 10-Q

JUNE 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,846,090	$4,858,394
Student receivables, net	59,942	112,304
Prepaid expenses	57,691	4,159
Inventory	-	7,333
TOTAL CURRENT ASSETS	2,963,723	4,982,190

PROPERTY AND EQUIPMENT, NET	1,867,734	2,014,650

OTHER ASSETS
Deposits	189,676	189,676
Other	20,198	24,505
	$5,041,331	$7,211,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$642,172	$634,845
Accrued expenses	134,525	139,034
Student credit balances	11,331	85,437
Due to affiliates	63,752	134,802
TOTAL CURRENT LIABILITIES	851,780	994,118

LONG-TERM LIABILITIES
Line of credit	-	600,000
Deferred rent	689,943	702,419
TOTAL LIABILITIES	1,541,723	2,296,537

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 83,508,252 issued and outstanding	835,082	835,082
Additional paid-in capital	15,145,104	15,145,104
Accumulated deficit	(12,530,578)	(11,115,702)
TOTAL STOCKHOLDERS' EQUITY	3,499,608	4,914,484
	$5,041,331	$7,211,021

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES	$3,008,911	$3,244,742

OPERATING EXPENSES
Educational services and facilities	3,340,916	3,281,781
Selling, general and administrative	1,077,856	1,020,685
TOTAL OPERATING EXPENSES	4,418,772	4,302,466

OPERATING LOSS	(1,409,861)	(1,057,724)

OTHER INCOME (EXPENSE)
Interest income	504	1,002
Interest expense	(5,519)	(1,752)
TOTAL OTHER INCOME (EXPENSE)	(5,015)	(750)

NET LOSS	$(1,414,876)	$(1,058,474)

LOSS PER COMMON SHARE:
Basic	$(.02)	$(.08)
Diluted	$(.02)	$(.08)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,414,876)	$(1,058,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159,000	168,000
Deferred rent	(12,476)	(5,225)
Changes in operating assets and liabilities:
Student receivables	52,362	131,663
Prepaid expenses	(53,532)	9,629
Inventory	7,333	-
Other assets	4,307	5,262
Accounts payable	7,327	(236,116)
Accrued expenses	(4,509)	3,940
Student credit balances	(74,106)	(50,756)
Net cash used in operating activities	(1,329,170)	(1,032,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,084)	(5,760)
Net cash used in investing activities	(12,084)	(5,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(600,000)	(2,000,000)
Net change in due to affiliates	(71,050)	337,814
Net cash used in financing activities	(671,050)	(1,662,186)

DECREASE IN CASH	(2,012,304)	(2,700,023)

CASH AT BEGINNING OF PERIOD	4,858,394	6,340,609

CASH AT END OF PERIOD	$2,846,090	$3,640,586

See notes to consolidated financial statements.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Broadview Institute, Inc. (the “Company”), a Minnesota corporation, offers career-focused post-secondary education services through its wholly-owned subsidiary, C Square Educational Enterprises, Inc., a Utah corporation (d/b/a “Broadview University” and “Broadview Entertainment Arts University” and hereafter referred to as “Broadview University” or the “University”). Broadview University is accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to award diplomas, undergraduate degrees, and master’s degrees in various fields of study. Broadview University delivers these services through both traditional classroom and online instruction. The University has campuses located in the Utah cities of Layton, Orem, Salt Lake City and West Jordan, as well as Boise, Idaho.

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

The Company manages its business on the basis of one reporting segment. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University. All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2014, the consolidated results of operations and the consolidated cash flows for the three months ended June 30, 2014 and 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended March 31, 2014 and Annual Report to Security Holders filed with the SEC.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

2.	Presentation of Financial Information (continued)

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The ASU is effective for fiscal years beginning after December 15, 2013. The Company adopted this ASU effective April 1, 2014. There was not a material impact on the Company’s financial position or operating results.

3.	Earnings (Loss) Per Share

Earnings (loss) per common share (“EPS”) is calculated for basic EPS by dividing net income (loss) available to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unconverted or unexercised financial instruments. Potentially dilutive instruments include warrants and preferred stock.

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended
	June 30,
	2014	2013
Net loss	$(1,414,876)	$(1,058,474)
Less cumulative dividends	(75,000)	(75,000)

Net loss attributable to common shareholders	$(1,489,876)	$(1,133,474)

There were no dilutive instruments as of June 30, 2014 or 2013 due to the recognition of a net loss for the three-month periods then ended. The weighted average shares outstanding were 83,508,252 and 13,508,252 for the three months ended June 30, 2014 and 2013.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

4.	Line of Credit

The Company is party to a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and is due April 1, 2015. The Company’s $600,000 outstanding borrowings under the Line of Credit at March 31, 2014 were repaid in full during the three months ended June 30, 2014.

Interest expense related to Line of Credit borrowings was $5,519 and $1,752 for the three months ended June 30, 2014 and 2013. The Company paid $5,519 for interest during the three months ended June 30, 2014; no such payments were made during the three months ended June 30, 2013.

5.	Stockholders’ Equity

Series B Preferred Stock

The Company has 5,000,000 shares of Series B preferred stock authorized, issued and outstanding, with a per share par value of $.01. Mr. Myhre holds all outstanding shares. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. At June 30, 2014 and 2013, cumulative preferred stock dividends in arrears were $435,000 and $135,000.

Common Stock

On March 28, 2014, the Company issued 70,000,000 shares of common stock to Mr. Myhre for $4,900,000.

Warrants

Mr. Myhre holds detachable warrants for 9,000,000 shares of common stock. The warrants were issued March 29, 2013 with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at June 30, 2014, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the three months ended June 30, 2014 or 2013, and no options were outstanding as of June 30, 2014 or 2013.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

5.	Stockholders’ Equity – (continued)

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available for issuance at June 30, 2014.

6.	Income Taxes

At June 30, 2014, the Company had approximately $14,364,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. No liability was recorded for interest or penalties related to uncertain tax positions at June 30, 2014 or March 31, 2014.

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

The Company fully reserved for all net deferred tax assets effective March 31, 2012. Since that date, management has continued to consider evidence including historical results, industry and general economic trends, and forecasts on future operating results. Based on management’s evaluation, the Company has continued to fully reserve all net deferred tax assets at June 30, 2014. The Company’s valuation allowance includes $422,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

For federal purposes, tax years 2012-2014 remain open to examination. Prior to 2012, the statute of limitations remains open for three years subsequent to the utilization of the net operating losses that were generated in those years. For state purposes, the statute of limitations remains open in a similar manner. Management does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

7.	Related Party Transactions

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,372,083 and $1,337,256 in loans outstanding to University students at June 30, 2014 and March 31, 2014.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

7.	Related Party Transactions – (continued)

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre, including Company Chief Executive Officer (“CEO”) Jeffrey Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $36,400 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $109,200 for each of the three months ended June 30, 2014 and 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $51,400 and an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $154,200 and $144,300 for the three months ended June 30, 2014 and 2013.

Broadview University is party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $39,000. Rent expense for the Boise facility was $117,000 for each of the three months ended June 30, 2014 and 2013.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of June 30, 2014 was approximately $2,865,000.

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

The Company incurs a monthly management fee payable to GU/MSB under the terms of the SLA. This fee is negotiated based on analysis of the cost and scope of services provided. Such analysis is performed as deemed necessary by either party, or annually at a minimum. The Company’s Board of Directors approves any changes to the monthly fee. The monthly management fee was established at $50,000 effective October 2, 2012. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

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

The Company utilizes the same third-party provider as GU and MSB for student book sales. MSB is invoiced for books purchased by MSB, GU and Broadview students using financial aid vouchers. Commission payments are remitted by the third-party provider to MSB for all textbook sales. The Company then reimburses MSB for the Company’s net liability.

During the year ended March 31, 2014, the Company began purchasing digital learning content, including electronic learning devices, through the same vendors as GU and MSB. Payments to the vendors are made by MSB, and the Company reimburses MSB for such purchases made on the Company’s behalf.

The following table summarizes the related party transactions with MSB for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Balance due to MSB - beginning of period	$134,802	$674,465
Management fees charged by MSB	150,000	150,000
Benefit claims paid by MSB	156,415	197,433
Textbook purchases by MSB	1,987	63,253
Digital learning resources purchased by MSB	134,942	-
Textbook commission payments from MSB	(1,672)	(36,001)
Other miscellaneous transactions, net	(18,242)	(37,674)
Company payments to MSB	(494,480)	-
Balance due to MSB - end of period	$63,752	$1,011,476

The following table summarizes the related party transactions with GU for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Balance due from GU - beginning of period	$-	$-
Miscellaneous transactions, net	(3,920)	(803)
Company payments to GU	3,920	-
Balance due to GU - end of period	$-	$(803)

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

We believe our enrollments are influenced by a number of factors, including, but not limited to:

●	the attractiveness of our program offerings;
●	our ability to offer flexible class scheduling;
●	the relative cost of our educational services compared to competitors;
●	our mix of residential and online course offerings;
●	the effectiveness of our marketing and recruiting efforts;
●	the availability of federal and other financial aid;
●	general economic conditions in the regions we operate; and
●	the regulatory environment of our industry.

The following table presents certain key measurements regarding our student population:

	Three Months Ended June 30,
	2014	2013
Student enrollment	674	860
% Change from prior year period	(21.6)%	(20.5)%

Credits billed	7,420	8,213
% Change from prior year period	(9.7)%	(13.6)%

Average tuition cost per credit	$401	$416

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s financial statements. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by outside sources and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies are outlined in the Company’s Form 10-K and Annual Report for the year ended March 31, 2014 filed with the SEC.

Revenue and Expense Categories

●

Revenue - Approximately 90% of our revenues are tuition collected from Broadview University’s students. The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The University bills students during the second week of each quarter for that quarter’s tuition and related charges; billings for tuition are recorded as deferred revenue and are recognized over the course of the quarter. Other revenue sources include learning resource fees, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

If a student withdraws from a course prior to completion, the University may refund a portion of the tuition. The refunded amount is dependent on the timing of the withdrawal. Tuition revenue is shown net of any refunds. Because the University bills its students quarterly for tuition and other academic services, and 100% of these services are generally completed by each quarter end, the University has no deferred revenue at the end of each quarter.

●

Educational Services and Facilities Expense - Our educational services and facilities expenses generally consist of expense items directly attributable to the educational activities of Broadview University. These items include campus administrative and instructional salaries and related costs, student materials, academic program supplies, and facility rent and maintenance.

Payroll and related expenses represent our single largest expense category, accounting for 52.4% and 49.3% of our revenues for the three months ended June 30, 2014 and 2013. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

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

Marketing expenses accounted for 25.8% and 22.1% of revenues for the three months ended June 30, 2014 and 2013. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of our programs.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended
	June 30,
	2014	2013
Revenues	100.0%	100.0%
Operating Expenses:
Educational services and facilities	111.0	101.1
Selling, general and administrative	35.8	31.5
Total Operating Expenses	146.8	132.6
Operating Loss	(46.8)	(32.6)
Other Income (Expense)	(0.2)	0.0
Net Loss	(47.0)%	(32.6)%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended June 30,		Change
	2014	2013	Amount	Percent
Tuition	$2,834,694	$3,255,948	$(421,254)	(12.9)%
Fees and other revenue	291,319	123,158	168,161	136.5%
Refunds	(117,102)	(134,364)	17,262	(12.8)%
Total revenue	$3,008,911	$3,244,742	$(235,831)	(7.3)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our enrollments decreased by 186 students, or 21.6%, to 674 for the quarter ended June 30, 2014 compared to 860 for the corresponding quarter of the previous year. This decrease was partially offset by an increase in average credits taken per student. Our credits billed for the three months ended June 30, 2014 were 7,420, compared to 8,213 for the three months ended June 30, 2013, a decrease of 9.7%.

Fees and Other Revenue

During our quarter ended December 31, 2013, we introduced a technology-focused learning model where Broadview students and instructors began utilizing portable electronic devices in the classroom. This new format marks a transformation from textbook learning. The increase in fees and other charges is primarily related to fees charged to students in relation to electronic content and the learning devices, which totaled $215,352 for the three months ended June 30, 2014. This new revenue was primarily offset by a decrease in commissions earned on textbook sales to our students, which decreased $34,974, or 96.2%, to $1,372 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Educational services and facilities operating expenses

Expenses related to educational services and facilities increased 1.8% to $3,340,916 for the three months ended June 30, 2014 from $3,281,781 for the corresponding quarter of the previous year. The $59,136 increase was primarily due to the costs related to electronic content and learning devices. Such costs totaled $148,738 for the three months ended June 30, 2014. Payroll and related costs decreased $23,854, or 1.5%, to $1,576,893 for the three months ended June 30, 2014, compared to $1,600,746 for the three months ended June 30, 2013. The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended June 30,
Expense	2014	2013
Payroll and related	52.4%	49.3%
Rent and other facility	30.9%	29.0%
Student materials and electronic resources	7.5%	2.9%
Scholarships	6.2%	6.3%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities increased 5.6% to $1,077,856 for the three months ended June 30, 2014 from $1,020,685 for the corresponding quarter of the prior year. The $57,171 increase was primarily due to increased marketing expense. Marketing expenses increased $58,087, or 8.1%, to $744,850 for the three months ended June 30, 2014, compared to $716,763 for the corresponding quarter of the previous year. As a percentage of revenue, marketing expenses represented 25.8% and 22.1% for the three months ended June 30, 2014 and 2013.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 33.3% to $1,409,861 for the three months ended June 30, 2014 compared to $1,057,724 for the corresponding quarter of the prior year. The increase of $352,137 was primarily the result of the aforementioned factors.

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

Cash was $2,846,090 at June 30, 2014 compared to $4,858,394 at March 31, 2014. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $13,937,500. These cash infusions have come against $11,909,906 of cash used in operating activities for period of April 1, 2011 through June 30, 2014. The transactions with Mr. Myhre are as follows:

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

On March 30, 2012, Mr. Myhre exercised his right under a warrant to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500. Also on March 30, 2012, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre. The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and expires April 1, 2015. The Company has borrowed a total of $2,600,000 under the Line of Credit through June 30, 2014, although no balance was outstanding at June 30, 2014.

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

The net cash used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Three Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(1,329,170)	$(1,032,077)	$(297,093)
Net cash used in investing activities	(12,084)	(5,760)	(6,324)
Net cash used in financing activities	(671,050)	(1,662,186)	991,136
Net decrease in cash	$(2,012,304)	$(2,700,023)	$687,719

Our cash flows used in operating activities has been primarily driven by net losses of $1,414,876 and $1,058,474 for the three months ended June 30, 2014 and 2013. Offsetting the 2014 and 2013 net losses were depreciation and amortization of $159,000 and $168,000.

The variance in cash flows related to investing activities is primarily due to fewer property and equipment additions in 2013.

The variance in cash flows related to financing activities is primarily due to the transactions with Mr. Myhre described more fully above, as well as lower amounts due to affiliates at June 30, 2014.

Management anticipates that the Company will use a substantial portion of its cash reserves available at June 30, 2014 to fund operating losses in its fiscal year ending March 31, 2015. However, the combination of cash provided by the March 28, 2014 transactions with Mr. Myhre and the available borrowings under the Line of Credit leads management to believe the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of June 30, 2014, Myhre Investments, LLC had $1,372,083 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of June 30, 2014, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that our disclosure controls and procedures were effective as of this date.

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

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

Date:
August 14, 2014	Broadview Institute, Inc.
(Registrant)

	By:	/s/Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer