Form 10-Q
period 2014-09-30
BROADVIEW INSTITUTE INC
filed 2014-11-14
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of November 1, 2014 was 83,508,252.

BROADVIEW INSTITUTE, INC.

AND SUBSIDIARY

INDEX

FORM 10-Q

SEPTEMBER 30, 2014

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,698,702	$4,858,394
Student receivables, net	82,580	112,304
Prepaid expenses	38,052	4,159
Inventory	-	7,333

TOTAL CURRENT ASSETS	1,819,334	4,982,190

PROPERTY AND EQUIPMENT, NET	1,723,786	2,014,650

OTHER ASSETS
Deposits	189,676	189,676
Other	15,891	24,505

	$3,748,687	$7,211,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$683,703	$634,845
Accrued expenses	191,504	139,034
Student credit balances	26,967	85,437
Due to affiliates	149,509	134,802

TOTAL CURRENT LIABILITIES	1,051,683	994,118

LONG-TERM LIABILITIES
Line of credit	-	600,000
Deferred rent	677,467	702,419

TOTAL LIABILITIES	1,729,150	2,296,537

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 83,508,252 issued and outstanding	835,082	835,082
Additional paid-in capital	15,145,104	15,145,104
Accumulated deficit	(14,010,649)	(11,115,702)

TOTAL STOCKHOLDERS' EQUITY	2,019,537	4,914,484

	$3,748,687	$7,211,021

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$2,720,515	$2,803,028	$5,729,426	$6,047,770

OPERATING EXPENSES
Educational services and facilities	3,006,985	3,278,751	6,347,901	6,560,532
Selling, general and administrative	1,193,678	1,033,008	2,271,534	2,053,693

TOTAL OPERATING EXPENSES	4,200,663	4,311,759	8,619,435	8,614,225

OPERATING LOSS	(1,480,148)	(1,508,731)	(2,890,009)	(2,566,455)

OTHER INCOME (EXPENSE)
Interest income	77	460	581	1,462
Interest expense	-	-	(5,519)	(1,752)

TOTAL OTHER INCOME (EXPENSE)	77	460	(4,938)	(290)

NET LOSS	$(1,480,071)	$(1,508,271)	$(2,894,947)	$(2,566,745)

LOSS PER SHARE:

Basic	$(0.02)	$(0.12)	$(0.04)	$(0.20)

Diluted	$(0.02)	$(0.12)	$(0.04)	$(0.20)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,894,947)	$(2,566,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320,000	330,000
Deferred rent	(24,952)	(10,452)
Changes in operating assets and liabilities:
Student receivables	29,724	138,326
Inventory	7,333	(481,110)
Prepaid expenses	(33,893)	30,158
Other assets	8,614	10,279
Accounts payable	48,858	(254,087)
Accrued expenses	52,470	14,912
Student credit balances	(58,470)	(31,352)

Net cash used in operating activities	(2,545,263)	(2,820,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,136)	(63,772)

Net cash used in investing activities	(29,136)	(63,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(600,000)	(2,000,000)
Net change in due to affiliates	14,707	(164,102)

Net cash used in financing activities	(585,293)	(2,164,102)

DECREASE IN CASH	(3,159,692)	(5,047,945)

CASH AT BEGINNING OF PERIOD	4,858,394	6,340,609

CASH AT END OF PERIOD	$1,698,702	$1,292,664

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

The Company manages its business on the basis of one reporting segment. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University. All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2014, the consolidated results of operations for the three and six months ended September 30, 2014 and 2013, and the consolidated cash flows for the six months ended September 30, 2014 and 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

2.     Presentation of Financial Information – (continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The requirements of this ASU are effective for the annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued authoritative guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating what impact, if any, the pronouncement will have on the Company’s disclosures, its financial position or results from operations.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

 3.     Earnings (Loss) Per Share – (continued)

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(1,480,071)	$(1,508,271)	$(2,894,947)	$(2,566,745)
Cumulative dividends	(75,000)	(75,000)	(150,000)	(150,000)
Net loss attributable to common shareholders	$(1,555,071)	$(1,583,271)	$(3,044,947)	$(2,716,745)

There were no dilutive instruments as of September 30, 2014 or 2013 due to the recognition of a net loss for the three and six month periods then ended. The weighted average shares outstanding were 83,508,252 and 13,508,252 for both the three and six month periods ended September 30, 2014 and 2013, respectively.

4.     Line of Credit

The Company is party to a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and is due April 1, 2015. The Company’s $600,000 outstanding borrowings under the Line of Credit at March 31, 2014 were repaid in full during the six months ended September 30, 2014.

There was no interest expense related to Line of Credit borrowings for the three months ended September 30, 2014 or 2013. Interest expense was $5,519 and $1,752 for the six months ended September 30, 2014 and 2013. The Company paid $5,519 and $22,779 for interest during the six months ended September 30, 2014 and 2013.

5.     Stockholders’ Equity

Series B Preferred Stock

The Company has 5,000,000 shares of Series B preferred stock authorized, issued and outstanding, with a per share par value of $.01. Mr. Myhre holds all outstanding shares. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. At September 30, 2014 and 2013, cumulative preferred stock dividends in arrears were $510,000 and $210,000.

Common Stock

On March 28, 2014, the Company issued 70,000,000 shares of common stock to Mr. Myhre for $4,900,000.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

5.     Stockholders’ Equity – (continued)

Warrants

Mr. Myhre holds detachable warrants for 9,000,000 shares of common stock. The warrants were issued March 29, 2013 with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at September 30, 2014, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the three and six months ended September 30, 2014 or 2013, and no options were outstanding as of September 30, 2014 or 2013.

 Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available, and have been reserved for issuance, at September 30, 2014.

6.     Income Taxes

At September 30, 2014, the Company had approximately $15,769,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. No liability was recorded for interest or penalties related to uncertain tax positions at September 30, 2014 or March 31, 2014.

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

The Company fully reserved for all net deferred tax assets effective March 31, 2012. Since that date, management has continued to consider evidence including historical results, industry and general economic trends, and forecasts on future operating results. Based on management’s evaluation, the Company has continued to fully reserve all net deferred tax assets at September 30, 2014. The Company’s valuation allowance includes $445,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

  6.     Income Taxes – (continued)

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

7.     Related Party Transactions

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,394,974 and $1,337,256 in loans outstanding to University students at September 30, 2014 and March 31, 2014.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre, including Company Chief Executive Officer (“CEO”) Jeffrey Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $36,400 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $109,200 and $218,400 for each of the three and six month periods ended September 30, 2014 and 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $51,400 and an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $154,200 and $308,400 for the three and six months ended September 30, 2014, and $150,900 and $295,200 for the three and six months ended September 30, 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $39,000. Rent expense for the Boise facility was $117,000 and $234,000 for each of the three and six month periods ended September 30, 2014 and 2013.

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of September 30, 2014 was approximately $2,736,000.

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

The following table summarizes the related party transactions with MSB for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Balance due to MSB - beginning of period	$63,752	$1,011,476	$134,802	$674,465

Management fees charged by MSB	150,000	150,000	300,000	300,000
Benefit claims paid by MSB	136,750	137,826	293,166	335,259
Textbook purchases by MSB	4,414	98,726	6,401	161,978
Digital learning resources purchased by MSB	168,070	520,875	303,012	520,875
Textbook commissions received by MSB	(1,139)	(19,078)	(2,811)	(55,079)
Other miscellaneous transactions, net	(6,028)	(28,508)	(24,273)	(66,181)
Company payments to MSB, net	(366,310)	(1,360,954)	(860,788)	(1,360,954)

Balance due to MSB - end of period	$149,509	$510,363	$149,509	$510,363

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

7.     Related Party Transactions – (continued)

On July 2, 2014, the Company advanced $1,900,000 to MSB. MSB reimbursed the Company $250,000 on September 9, 2014, and on September 29, 2014, MSB reimbursed the Company $1,283,690. The net balance of these advances and reimbursements is included on the previous page as the Company’s net payments to MSB for the three months ended September 30, 2014.

The following table summarizes the related party transactions with GU for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Balance due from GU - beginning of period	$-	$803	$-	$-

Miscellaneous transactions, net	(898)	1,685	(4,818)	2,488
Company payments (from) to GU	898	(2,488)	4,818	(2,488)

Balance due from GU - end of period	$-	$-	$-	$-

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

We believe our enrollments are influenced by a number of factors, including, but not limited to:

●	the attractiveness of our program offerings;
●	our ability to offer flexible class scheduling;
●	the relative cost of our educational services compared to competitors;
●	our mix of residential and online course offerings;
●	the effectiveness of our marketing and recruiting efforts;
●	the availability of federal and other financial aid;
●	general economic conditions in the regions we operate; and
●	the regulatory environment of our industry.

The following table presents certain key measurements regarding our student population:

	Three Months Ended September 30,
	2014	2013
Student enrollment	606	708
% Change from prior year period	(14.4)%	21.1%

Credits billed	6,653	7,083
% Change from prior year period	(6.1)%	(15.4)%

Average tuition cost per credit	$403	$411

We continue to experience declining new enrollments and average student population, a trend that has been evident throughout the for-profit post-secondary industry for the past few years. This industry-wide downturn has come after several years of industry growth, and thus the competition for new student enrollments has increased. Declining enrollments have adversely impacted our revenues, financial condition, results of operations and cash flows. We expect this trend to continue in the near term.

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

Revenue and Expense Categories

●

Revenue - Approximately 90% of our revenues are tuition collected from Broadview University’s students. The academic year of Broadview University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for their tuition and related charges prior to the beginning of each quarter. The University bills students during the second week of each quarter for tuition and related charges; billings for tuition are recorded as deferred revenue and are recognized as earned over the course of the quarter. Other revenue sources include learning resource fees, application fees, merchandise sales and other miscellaneous income; the University recognizes revenue for these items when earned.

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

Payroll and related expenses represent our single largest expense category, accounting for 47.4% and 54.3% of our revenues for the three months ended September 30, 2014 and 2013. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service

●

Selling, General and Administrative Expense - Our selling, general and administrative costs primarily include marketing and promotional expenses incurred through various forms of advertising and distribution of promotional materials. We also utilize executive, administrative, accounting and consulting services provided by related parties pursuant to a Service Level Agreement. Some of the services provided by the related parties under this arrangement include chief financial and chief executive officer services, information technology support, finance and accounting services, human resources support, student financial aid consulting and curriculum consulting.

Marketing expenses accounted for 31.6% and 26.0% of revenues for the three months ended September 30, 2014 and 2013. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of our programs.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Educational services & facilities	110.5	117.0	110.8	108.4
Selling, general & administrative	43.9	36.8	39.6	34.0
Total Operating Expenses	154.4	153.8	150.4	142.4
Operating Loss	(54.4)	(53.8)	(50.4)	(42.4)
Other Income (Expense)	-	-	(0.1)	-
Net Loss	(54.4)%	(53.8)%	(50.5)%	(42.4)%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percent
Tuition	$2,543,685	$2,759,334	$(215,649)	(7.8)%
Fees and other revenue	275,389	153,223	122,166	(79.7)%
Refunds	(98,559)	(109,529)	10,970	(10.0)%
Total revenue	$2,720,515	$2,803,028	$(82,513)	(2.9)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our enrollments decreased by 102 students, or 14.4%, to 606 for the quarter ended September 30, 2014 compared to 708 for the corresponding quarter of the previous year. This decrease was partially offset by an increase in average credits taken per student. Our credits billed for the quarter ended September 30, 2014 were 6,653, compared to 7,083 for the quarter ended September 30, 2013, a decrease of 6.1%.

Fees and Other Revenue

During the previous fiscal year, we introduced a technology-focused learning model where Broadview students and instructors began utilizing portable electronic devices in the classroom. This new format marks a transformation from textbook learning. The increase in fees and other charges is primarily related to fees charged to students in relation to electronic content and the learning devices, which totaled $246,500 for the quarter ended September 30, 2014, compared to $56,300 for the corresponding quarter of the prior year. This increase was primarily offset by a decrease in commissions earned on textbook sales to our students, which decreased $19,335, or 94.4%, to $1,139 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 8.3% to $3,006,985 for the quarter ended September 30, 2014 from $3,278,751 for the corresponding quarter of the previous year. The $271,767 decrease was primarily due to reduced payroll and related costs. Such costs decreased $232,283, or 15.3%, to $1,288,518 for the quarter ended September 30, 2014 from $1,520,801 for the corresponding quarter of the previous year. Additionally, during the quarter ended September 30, 2013, we incurred $86,700 of additional regulatory costs that were not required during the quarter ended September 30, 2014.

Offsetting the decreases in payroll and regulatory costs were increases due to electronic content and learning devices. Such costs totaled $141,853 for the quarter ended September 30, 2014, compared to $57,209 for the corresponding quarter of the previous year. The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Percentage of Revenue
	Three Months Ended September 30,
Expense	2014	2013
Payroll and related	47.4%	54.3%
Rent and other facility	33.3%	33.8%
Student materials and electronic resources	8.6%	5.6%
Scholarships	7.2%	4.9%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities increased 15.6% to $1,193,678 for the quarter ended September 30, 2014 from $1,033,008 for the corresponding quarter of the prior year. The $160,670 increase was primarily due to increased marketing expense. Marketing expenses increased $131,324, or 18.1%, to $858,852 for the quarter ended September 30, 2014, compared to $727,528 for the corresponding quarter of the previous year. As a percentage of revenue, marketing expenses represented 31.6% and 26.0% for the quarters ended September 30, 2014 and 2013.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss decreased 1.9% to $1,480,148 for the quarter ended September 30, 2014 compared to $1,508,731 for the corresponding quarter of the prior year. The decrease of $28,583 was primarily the result of the aforementioned factors.

Six Months Ended September 30, 2014 Compared with Six Months Ended September 30, 2013

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Six Months Ended September 30,		Change
	2014	2013	Amount	Percent
Tuition	$5,378,379	$6,015,283	$(636,904)	(10.6)%
Fees and other revenue	566,709	276,380	290,329	105.0%
Refunds	(215,662)	(243,893)	28,231	(11.6)%
Total revenue	$5,729,426	$6,047,770	$(318,344)	(5.3)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Average enrollments for the six months ended September 30, 2014 was 640 students compared to 784 students for the corresponding period of the previous year, a decrease of 18.4%. This decrease was partially offset by an increase in average credits taken per student. Our credits billed for the six months ended September 30, 2014 were 14,073, compared to 15,296 for the six months ended September 30, 2013, a decrease of 8.0%.

Fees and Other Revenue

During the previous fiscal year, we introduced a technology-focused learning model where Broadview students and instructors began utilizing portable electronic devices in the classroom. This new format marks a transformation from textbook learning. The increase in fees and other charges is primarily related to fees charged to students in relation to electronic content and the learning devices, which totaled $461,852 for the six months ended September 30, 2014, compared to $56,300 for the six months ended September 30, 2013. Additionally, the third-party commissions earned on textbook sales to our students decreased significantly due to the focus on the new learning model. Commissions decreased $54,309, or 95.6%, to $2,511 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 3.2% to $6,347,901 for the six months ended September 30, 2014 from $6,560,532 for the corresponding quarter of the previous year. The $212,631 decrease was primarily due to reduced payroll and related costs. Such costs decreased $256,137, or 8.2%, to $2,865,411 for the six months ended September 30, 2014 from $3,121,548 for the corresponding period of the previous year. Additionally in the prior year, we incurred $86,700 of additional regulatory costs that were not required during the six months ended September 30, 2014.

Offsetting the decreases in payroll and regulatory costs were increases due to electronic content and learning devices. Such costs totaled $290,591 for the six months ended September 30, 2014, compared to $57,209 for the corresponding period of the previous year.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Six Months Ended September 30,
Expense	2014	2013
Payroll and related	50.0%	51.6%
Rent and other facility	32.0%	31.2%
Student materials and electronic resources	8.0%	4.1%
Scholarships	6.6%	5.6%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities increased 10.6% to $2,271,534 for the six months ended September 30, 2014 from $2,053,693 for the corresponding period of the prior year. The $217,841 increase was primarily due to increased marketing expense. Marketing expenses increased $189,411, or 13.1%, to $1,633,702 for the six months ended September 30, 2014, compared to $1,444,291 for the corresponding period of the previous year. As a percentage of revenue, marketing expenses represented 28.5% and 23.9% for the six months ended September 30, 2014 and 2013.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 12.6% to $2,890,009 for the six months ended September 30, 2014 compared to $2,566,455 for the corresponding period of the prior year. The increase of $323,554 was primarily the result of the aforementioned factors.

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

Cash was $1,698,702 at September 30, 2014 compared to $4,858,394 at March 31, 2014. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $13,937,500. These cash infusions have come against $13,125,999 of cash used in operating activities for the period of April 1, 2011 through September 30, 2014. The transactions with Mr. Myhre are as follows:

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

On March 30, 2012, Mr. Myhre exercised his right under a warrant to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500. Also on March 30, 2012, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre. The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and expires April 1, 2015. The Company has borrowed a total of $2,600,000 under the Line of Credit through September 30, 2014, although no balance was outstanding at September 30, 2014.

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

The net cash used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Six Months Ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(2,545,263)	$(2,820,071)	$274,808
Net cash used in investing activities	(29,136)	(63,772)	34,636
Net cash used in financing activities	(585,293)	(2,164,102)	1,578,809
Net decrease in cash	$(3,159,692)	$(5,047,945)	$1,888,253

Our cash flows used in operating activities has been primarily driven by net losses of $2,894,947 and $2,566,745 for the six months ended September 30, 2014 and 2013. Additional usage of cash during the six months ended September 30, 2013 include an inventory increase of $481,110 related to electronic learning devices, and an accounts payable decrease of $254,087. Offsetting the 2014 and 2013 net losses were depreciation and amortization of $320,000 and $330,000.

The variance in cash flows related to investing activities is due to fewer property and equipment additions in the six months ended September 30, 2014.

The variance in cash flows related to financing activities is primarily due to the Company repaying $2,000,000 borrowed under the Line of Credit with Mr. Myhre during the six months ended September 30, 2013. Net payments to affiliated company MSB were $860,788 and $1,360,954 during the six months ended September 30, 2014 and 2013.

The Company’s net cash used in operating activities was $1,329,170 for the three months ended June 30, 2014 and $1,216,093 for the three months ended September 30, 2014. With a cash balance of $1,698,702 at September 30, 2014, it is likely that the Company will need to draw on its Line of Credit with Mr. Myhre to fund operations for the remainder of the fiscal year ending March 31, 2015. Mr. Myhre has pledged his personal financial support to the Company, and with the equity and Line of Credit options available to the Company, management believes the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of September 30, 2014, Myhre Investments, LLC had $1,394,974 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of September 30, 2014, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that our disclosure controls and procedures were effective as of this date.

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

Date:
November 14, 2014	Broadview Institute, Inc.
(Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

	And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer