Form 10-Q
period 2014-12-31
BROADVIEW INSTITUTE INC
filed 2015-02-17
CIK 73048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, as of February 1, 2015 was 83,476,252.

BROADVIEW INSTITUTE, INC.

AND SUBSIDIARY

INDEX

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$517,632	$4,858,394
Student receivables, net	232,816	112,304
Prepaid expenses	23,017	4,159
Inventory	11,883	7,333
TOTAL CURRENT ASSETS	785,348	4,982,190

PROPERTY AND EQUIPMENT, NET	1,560,684	2,014,650

OTHER ASSETS
Deposits	189,676	189,676
Other	13,098	24,505
	$2,548,806	$7,211,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$453,079	$634,845
Accrued expenses	56,382	139,034
Student credit balances	33,105	85,437
Due to affiliates	192,814	134,802
TOTAL CURRENT LIABILITIES	735,380	994,118

LONG-TERM LIABILITIES
Line of credit	-	600,000
Deferred rent	664,991	702,419
TOTAL LIABILITIES	1,400,371	2,296,537

STOCKHOLDERS' EQUITY
Preferred stock Series B, par value $.01 per share, authorized 5,000,000 shares, 5,000,000 shares issued and outstanding	50,000	50,000
Common stock, par value $.01 per share, authorized 100,000,000 shares, 83,476,252 and 83,508,252 issued and outstanding at December 31, 2014 and March 31, 2014	834,762	835,082
Additional paid-in capital	15,145,424	15,145,104
Accumulated deficit	(14,881,751)	(11,115,702)
TOTAL STOCKHOLDERS' EQUITY	1,148,435	4,914,484
	$2,548,806	$7,211,021

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

REVENUES	$3,071,615	$4,011,073	$8,801,041	$10,058,843

OPERATING EXPENSES
Educational services and facilities	3,136,350	3,995,739	9,484,251	10,556,271
Selling, general and administrative	806,373	1,067,158	3,077,907	3,120,851
TOTAL OPERATING EXPENSES	3,942,723	5,062,897	12,562,158	13,677,122

OPERATING LOSS	(871,108)	(1,051,824)	(3,761,117)	(3,618,279)

OTHER INCOME (EXPENSE)
Interest income	6	330	587	1,792
Interest expense	-	-	(5,519)	(1,752)
TOTAL OTHER INCOME (EXPENSE)	6	330	(4,932)	40

NET LOSS	$(871,102)	$(1,051,494)	$(3,766,049)	$(3,618,239)

LOSS PER SHARE:
Basic	$(0.01)	$(0.08)	$(0.05)	$(0.29)
Diluted	$(0.01)	$(0.08)	$(0.05)	$(0.29)

See notes to consolidated financial statements.

BROADVIEW INSTITUTE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,766,049)	$(3,618,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	485,000	492,000
Deferred rent	(37,428)	(15,677)
Changes in operating assets and liabilities:
Student receivables	(120,512)	(161,492)
Inventory	(4,550)	(81,524)
Prepaid expenses	(18,858)	46,764
Other assets	11,407	8,955
Accounts payable	(181,766)	(26,139)
Accrued expenses	(82,652)	(129,250)
Student credit balances	(52,332)	(36,732)
Net cash used in operating activities	(3,767,740)	(3,521,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,034)	(163,367)
Net cash used in investing activities	(31,034)	(163,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(600,000)	(2,000,000)
Net change in due to affiliates	58,012	(453,772)
Net cash used in financing activities	(541,988)	(2,453,772)

DECREASE IN CASH	(4,340,762)	(6,138,473)

CASH AT BEGINNING OF PERIOD	4,858,394	6,340,609

CASH AT END OF PERIOD	$517,632	$202,136

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

The Company manages its business on the basis of one reporting segment. The unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Broadview University. All inter-company accounts and transactions have been eliminated in the unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 2014, the consolidated results of operations for the three and nine months ended December 31, 2014 and 2013, and the consolidated cash flows for the nine months ended December 31, 2014 and 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full fiscal year.

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

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings (Loss) Per Share (continued)

The basic loss attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(871,102)	$(1,051,494)	$(3,766,049)	$(3,618,239)
Cumulative dividends	(75,000)	(75,000)	(225,000)	(225,000)
Net loss attributable to common shareholders	$(946,102)	$(1,126,494)	$(3,991,049)	$(3,843,239)

There were no dilutive instruments as of December 31, 2014 or 2013 due to the recognition of a net loss for the three and nine month periods then ended. The weighted average shares outstanding were 83,505,122 and 83,507,205 for the three and nine month periods ended December 31, 2014. The weighted average shares outstanding were 13,508,252 for both the three and nine months ended December 31, 2013.

4.	Line of Credit

The Company is party to a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Terry Myhre (“Mr. Myhre”), the Company’s Chairman and majority shareholder. The Line of Credit is unsecured and allows the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0%. On February 12, 2015 the due date of the Line of Credit was extended from April 1, 2015 to April 1, 2017. The Company’s $600,000 outstanding borrowings under the Line of Credit at March 31, 2014 were repaid in full during the nine months ended December 31, 2014.

There was no interest expense related to Line of Credit borrowings for the three months ended December 31, 2014 or 2013. Interest expense was $5,519 and $1,752 for the nine months ended December 31, 2014 and 2013. The Company paid $5,519 and $22,779 for interest during the nine months ended December 31, 2014 and 2013.

5.	Stockholders’ Equity

Series B Preferred Stock

The Company has 5,000,000 shares of Series B preferred stock authorized, issued and outstanding, with a per share par value of $.01. Mr. Myhre holds all outstanding shares. Each share of Series B preferred stock is entitled to the same voting rights as common stock and bears a cumulative annual dividend of $.06 per share and has liquidation rights over common stock at $1.25 per share plus any cumulative dividends. Each share of Series B preferred stock is convertible into one share of common stock at any time. At December 31, 2014 and 2013, cumulative preferred stock dividends in arrears were $585,000 and $285,000.

Common Stock

On March 28, 2014, the Company issued 70,000,000 shares of common stock to Mr. Myhre for $4,900,000.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

5.	Stockholders’ Equity (continued)

Warrants

Mr. Myhre holds detachable warrants for 9,000,000 shares of common stock. The warrants were issued March 29, 2013 with an exercise price of $.50 per share and appraised value of approximately $.06 per warrant. These warrants expire March 29, 2023. The 9,000,000 warrants represented the balance of warrants outstanding at December 31, 2014, and there were 9,000,000 shares of common stock reserved for exercise.

Stock Options

There were no stock options granted, exercised or expired during the three and nine months ended December 31, 2014 or 2013, and no options were outstanding as of December 31, 2014 or 2013.

Equity Incentive Plan

The Company has an Equity Incentive Plan that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, performance unit awards and stock appreciation rights to certain employees, consultants, affiliates and advisors of the Company. Of the 1,000,000 shares of the Company’s common stock that were initially available for issuance pursuant to the Equity Incentive Plan, 740,000 shares were available, and have been reserved for issuance, at December 31, 2014.

6.	Income Taxes

At December 31, 2014, the Company had approximately $16,594,000 in federal net operating loss carryforwards to reduce future taxable income. These carryforwards begin to expire in the Company’s fiscal year ending March 31, 2025. The Company also has a federal alternative minimum tax credit carryforward of $235,000 which does not expire. The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. No jurisdictions are currently under examination. No liability was recorded for interest or penalties related to uncertain tax positions at December 31, 2014 or March 31, 2014.

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

The Company fully reserved for all net deferred tax assets effective March 31, 2012. Since that date, management has continued to consider evidence including historical results, industry and general economic trends, and forecasts on future operating results. Based on management’s evaluation, the Company has continued to fully reserve all net deferred tax assets at December 31, 2014. The Company’s valuation allowance includes $445,000 for net operating loss carryforwards in certain states where management is not currently anticipating any income being generated.

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

6.	Income Taxes (continued)

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

Certain Broadview University students received funding toward the cost of their education from Myhre Investments, LLC, an entity owned by Mr. Myhre. Myhre Investments, LLC had $1,633,054 and $1,337,256 in loans outstanding to University students at December 31, 2014 and March 31, 2014.

Broadview University is a party to a lease agreement with Myhre Holdings-Utah, LLC, an entity wholly-owned by Myhre Holdings, Inc., which is owned by the heirs of Mr. Myhre, including Company Chief Executive Officer (“CEO”) Jeffrey Myhre. Under the agreement, the University leases a 31,200 square foot building located in Layton, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $36,400 and an initial security deposit of $32,500. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Layton facility was $109,200 and $327,600 for each of the three and nine month periods ended December 31, 2014 and 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Orem, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Orem, Utah. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $51,400 and an initial security deposit of $48,100. Broadview Institute, Inc. guaranteed the lease. Rent expense for the Orem facility was $154,200 and $462,600 for the three and nine months ended December 31, 2014, and $154,200 and $449,400 for the three and nine months ended December 31, 2013.

Broadview University is a party to a lease agreement with Myhre Holdings-Meridian, LLC, an entity wholly-owned by Myhre Holdings, Inc. Under the agreement, the University leases a 31,200 square foot building located in Boise, Idaho. The lease is for an initial period of ten years with two additional five-year renewal options. The agreement is a “triple net” lease with monthly base rent of $39,000. Rent expense for the Boise facility was $117,000 and $351,000 for each of the three and nine month periods ended December 31, 2014 and 2013.

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

The Company incurs a monthly management fee payable to GU/MSB under the terms of the SLA. This fee is negotiated based on analysis of the cost and scope of services provided. Such analysis is performed as deemed necessary by either party, or annually at a minimum. The Company’s Board of Directors (the “Board”) approves any changes to the monthly fee. The monthly management fee was established at $50,000 effective October 2, 2012. Management believes the monthly charges under the SLA are competitive with, or less than, what the Company would have to pay to provide these services or to obtain them from another third party.

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

The following table summarizes the related party transactions with MSB for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Balance due to MSB - beginning of period	$149,509	$510,363	$134,802	$674,465
Management fees charged by MSB	150,000	150,000	450,000	450,000
Benefit claims paid by MSB	163,886	148,890	457,052	484,149
Textbook purchases by MSB	2,886	9,911	9,286	171,889
Digital learning resources purchased by MSB	243,355	87,493	546,367	609,140
Textbook commissions received by MSB	(2,071)	(696)	(4,882)	(55,769)
Other miscellaneous transactions, net	19,249	119,184	(5,023)	52,225
Company payments to MSB, net	(534,000)	(804,452)	(1,394,788)	(2,165,406)
Balance due to MSB - end of period	$192,814	$220,693	$192,814	$220,693

Broadview Institute, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

7.	Related Party Transactions – (continued)

On July 2, 2014, the Company advanced $1,900,000 to MSB. MSB reimbursed the Company $250,000 on September 9, 2014, and on September 29, 2014, MSB reimbursed the Company $1,283,690. The net balance of these advances and reimbursements is included on the previous page with the Company’s net payments to MSB for the nine months ended December 31, 2014.

The following table summarizes the related party transactions with GU for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Balance due from GU - beginning of period	$-	$-	$-	$-
Miscellaneous transactions, net	(3,626)	-	(8,444)	2,488
Company payments (from) to GU	3,626	-	8,444	(2,488)
Balance due from GU - end of period	$-	$-	$-	$-

Mr. Myhre has personal guarantees on Broadview University’s facility leases for its West Jordan campus. The total amount of remaining rental payments due under the leases as of December 31, 2014 was approximately $2,609,000.

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

We believe our enrollments are influenced by a number of factors, including, but not limited to:

●	the attractiveness of our program offerings;
●	our ability to offer flexible class scheduling;
●	the relative cost of our educational services compared to competitors;
●	our mix of residential and online course offerings;
●	the effectiveness of our marketing and recruiting efforts;
●	the availability of federal and other financial aid;
●	general economic conditions in the regions we operate; and
●	the regulatory environment of our industry.

The following table presents certain key measurements regarding our student population:

	Three Months Ended December 31,
	2014	2013
Student enrollment	700	817
% Change from prior year period	(14.3)%	(18.5)%

Credits billed	7,560	9,162
% Change from prior year period	(17.5)%	(1.1)%

Average tuition cost per credit	$401	$393

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

Payroll and related expenses represent our single largest expense category, accounting for 40.6% and 38.5% of our revenues for the three months ended December 31, 2014 and 2013. While the largest individual expense category, such expenses also should be driven by revenue levels. Maintaining an appropriate payroll as a percentage of revenue ratio is a critical focus for management as we adjust to declining enrollments in the near term. Management is continuing to explore additional measures to bring payroll costs in line with revenue levels, while maintaining a focus on exceptional student service.

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

Marketing expenses accounted for 17.5% and 19.8% of revenues for the three months ended December 31, 2014 and 2013. Management recognizes that spending wisely on advertising will be critical to our efforts to increase our student population. We intend to aggressively seek out the most effective means of promoting the value of our programs.

Results of Continuing Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes.

The following table presents statements of operations data as percentages of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Educational services & facilities	102.1	99.6	107.8	104.9
Selling, general & administrative	26.3	26.6	35.0	31.0
Total Operating Expenses	128.4	126.2	142.8	135.9
Operating Loss	(28.4)%	(26.2)%	(42.8)%	(35.9)%

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Three Months Ended December 31,		Change
	2014	2013	Amount	Percent
Tuition	$2,901,927	$3,452,584	$(550,657)	(15.9)%
Fees and other revenue	299,323	678,802	(379,479)	(55.9)%
Refunds	(129,635)	(120,313)	(9,322)	7.7%
Total revenue	$3,071,615	$4,011,073	$(939,458)	(23.4)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Our enrollments decreased by 117 students, or 14.3%, to 700 for the quarter ended December 31, 2014 compared to 817 for the corresponding quarter of the previous year. Additionally, the average credits taken per student decreased, as credits billed for the quarter ended December 31, 2014 were 7,560, compared to 9,162 for the quarter ended December 31, 2013, a decrease of 17.5%. Average tuition cost per credit increased 2.0% to $401 for the quarter ended December 31, 2014, compared to $393 for the corresponding quarter of the previous year.

Fees and Other Revenue

During the previous fiscal year, we introduced a technology-focused learning model where Broadview students and instructors began utilizing portable electronic devices in the classroom. This new format marks a transformation from textbook learning. During the quarter ended December 31, 2013, the majority of our students first received electronic learning devices, resulting in charges for devices and electronic learning content totaling $635,250. In subsequent quarters, distribution of these devices was largely limited to new students, although all students continue to be charged for electronic learning content. Similar billings for the quarter ended December 31, 2014 totaled $272,900.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 21.5% to $3,136,350 for the quarter ended December 31, 2014 from $3,995,739 for the corresponding quarter of the previous year. The $859,389 decrease was primarily due to the cost of electronic learning devices being distributed to the majority of our students during the quarter ended December 31, 2013. Such costs totaled $451,889 for that quarter, compared to $67,457 for the quarter ended December 31, 2014, a decrease of $384,432, or 85.1%. Additionally, the continued decline in student enrollments has led to reduced payroll and related costs. Such costs decreased $294,477, or 19.1%, to $1,248,410 for the quarter ended December 31, 2014 from $1,542,888 for the corresponding quarter of the previous year. Additionally, scholarship expense decreased $54,982, or 26.0%, and student materials decreased $48,161, or 18.4%, due to declining enrollments.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Three Months Ended December 31,
Expense	2014	2013
Payroll and related	40.6%	38.5%
Rent and other facility	29.7%	24.6%
Student materials and electronic resources	9.1%	18.6%
Scholarships	8.2%	7.7%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 24.4% to $806,373 for the quarter ended December 31, 2014 from $1,067,158 for the corresponding quarter of the prior year. The $260,785 decrease was primarily due to lower marketing expense. Marketing expenses decreased $257,234, or 32.4%, to $536,670 for the quarter ended December 31, 2014, compared to $793,905 for the corresponding quarter of the previous year. As a percentage of revenue, marketing expenses represented 17.5% and 19.8% for the quarters ended December 31, 2014 and 2013.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss decreased 17.2% to $871,108 for the quarter ended December 31, 2014 compared to $1,051,824 for the corresponding quarter of the prior year. The decrease of $180,716 was primarily the result of the aforementioned factors.

Nine Months Ended December 31, 2014 Compared with Nine Months Ended December 31, 2013

Revenues

The following table presents period-over-period changes in our primary revenue components:

	Nine Months Ended December 31,		Change
	2014	2013	Amount	Percent
Tuition	$8,280,306	$9,467,867	$(1,187,561)	(12.5)%
Fees and other revenue	866,032	955,182	(89,150)	(9.3)%
Refunds	(345,297)	(364,206)	18,909	(5.2)%
Total revenue	$8,801,041	$10,058,843	$(1,257,802)	(12.5)%

Tuition

Our tuition revenue decrease was primarily attributable to decreased enrollments. Average enrollments for the nine months ended December 31, 2014 was 660 students compared to 795 students for the corresponding period of the previous year, a decrease of 17.0%. This decrease was partially offset by an increase in average credits taken per student. Our credits billed for the nine months ended December 31, 2014 were 21,633, compared to 24,458 for the nine months ended December 31, 2013, a decrease of 11.6%.

Fees and Other Revenue

During the previous fiscal year, we introduced a technology-focused learning model where Broadview students and instructors began utilizing portable electronic devices in the classroom. This new format marks a transformation from textbook learning. Fees charged to students in relation to electronic content and the learning devices totaled $734,752 for the nine months ended December 31, 2014, compared to $691,550 for the nine months ended December 31, 2013. However, other student fees, miscellaneous student charges and third party commissions earned on textbook sales to our students decreased by a total of $124,163 comparing the nine months ended December 31, 2014 to the corresponding period of the previous year. These decreases were largely due to the focus on the new learning model.

Educational services and facilities operating expenses

Expenses related to educational services and facilities decreased 10.2% to $9,484,251 for the nine months ended December 31, 2014 from $10,556,271 for the corresponding period of the previous year. The $1,072,020 decrease was primarily due to reduced payroll and related costs. Such costs decreased $550,614, or 11.8%, to $4,113,821 for the nine months ended December 31, 2014 from $4,664,435 for the corresponding period of the previous year. During the nine months ended December 31, 2013, we incurred $525,453 of cost related to supplying the majority of our students with electronic learning devices. In subsequent quarters, that cost decreased as primarily new students were the only ones to receive the devices, and as such, these costs decreased to $178,725 for the nine months ended December 31, 2014, a decrease of $346,728. Additionally in the prior year, we incurred $86,700 of additional regulatory costs that were not required during the nine months ended December 31, 2014.

The following table summarizes certain educational services and facilities expenses as a percentage of revenue:

	Nine Months Ended December 31,
Expense	2014	2013
Payroll and related	46.7%	46.4%
Rent and other facility	31.2%	28.6%
Student materials and electronic resources	8.4%	9.8%
Scholarships	7.2%	6.5%

Selling, general and administrative expenses

Expenses related to selling, general and administrative activities decreased 1.4% to $3,077,907 for the nine months ended December 31, 2014 from $3,120,851 for the corresponding period of the prior year. The $42,944 decrease was primarily due to decreased marketing expense. Marketing expenses decreased $67,824, or 3.0%, to $2,170,372 for the nine months ended December 31 2014, compared to $2,238,196 for the corresponding period of the previous year. As a percentage of revenue, marketing expenses represented 24.7% and 22.3% for the nine months ended December 31, 2014 and 2013.

Operating income (loss)

Operating income (loss) is the primary measure used by management in assessing our performance. Our operating loss increased 3.9% to $3,761,117 for the nine months ended December 31, 2014 compared to $3,618,279 for the corresponding period of the prior year. The increase of $142,838 was primarily the result of the aforementioned factors.

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

Cash was $517,632 at December 31, 2014 compared to $4,858,394 at March 31, 2014. Most of our excess cash is typically held in an interest-bearing bank savings account. Our capital position has been significantly influenced by transactions with Mr. Terry Myhre, the Company’s Chairman and majority shareholder (“Mr. Myhre”). Since March 2012, Mr. Myhre has executed transactions with the Company that have resulted in cash inflows from financing activities totaling $13,937,500. These cash infusions have come against $14,348,476 of cash used in operating activities for the period of April 1, 2011 through December 31, 2014. The transactions with Mr. Myhre are as follows:

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

On March 30, 2012, Mr. Myhre exercised his right under a warrant to purchase 650,000 shares of Common Stock from the Company at an exercise price of $1.25 per share, for a total cash payment of $812,500. Also on March 30, 2012, we entered into a Line of Credit Authorization agreement (the “Line of Credit”) with Mr. Myhre. The Line of Credit is unsecured, and allows for the Company to borrow from Mr. Myhre up to $3,000,000 of aggregate principal borrowings upon the request of the Company. The Line of Credit has a fixed annual interest rate of 4.0% and expires April 1, 2017. The Company has borrowed a total of $2,600,000 under the Line of Credit through December 31, 2014, although no balance was outstanding at December 31, 2014.

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

The net cash used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	Nine Months Ended December 31,
	2014	2013	Change
Net cash used in operating activities	$(3,767,740)	$(3,521,334)	$(246,406)
Net cash used in investing activities	(31,034)	(163,367)	132,333
Net cash used in financing activities	(541,988)	(2,453,772)	1,911,784
Net decrease in cash	$(4,340,762)	$(6,138,473)	$1,797,711

Our cash flows used in operating activities has been primarily driven by net losses of $3,766,049 and $3,618,239 for the nine months ended December 31, 2014 and 2013. Additionally, accounts payable and accrued liabilities decreased $264,418 for the nine months ended December 31, 2014, and decreased $155,389 for the nine months ended December 31, 2013. Depreciation and amortization totaled $485,000 and $492,000 for the nine months ended December 31, 2014 and 2013.

The variance in cash flows related to investing activities is due to fewer property and equipment additions in the nine months ended December 31, 2014.

The variance in cash flows related to financing activities is primarily due to the Company repaying $2,000,000 borrowed under the Line of Credit with Mr. Myhre during the nine months ended December 31, 2013. Net payments to affiliated company MSB were $1,394,788 and $2,165,406 during the nine months ended December 31, 2014 and 2013.

With a cash balance of $517,632 at December 31, 2014, it is likely that the Company will need to financial support from Mr. Myhre to fund operations for the remainder of the fiscal year ending March 31, 2015. Mr. Myhre has pledged his personal financial support to the Company, and with the equity and Line of Credit options available to the Company, management believes the Company will be able to fund operations for the next 12 months.

A portion of our revenues is received from students who receive financial loans from Myhre Investments, LLC, an entity owned by Mr. Myhre. As of December 31, 2014, Myhre Investments, LLC had $1,633,054 in loans outstanding to Broadview University students.

Management believes that inflation will not have a significant impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments or derivative commodity instruments. The Company is subject to the impact of interest rate changes on excess cash maintained in a bank savings account. Earnings on excess cash balances may be adversely affected in the future should interest rates change, or the Company may be required to use these cash holdings for unexpected situations should any arise. As of December 31, 2014, management believes that any increase or decrease in interest rates earned on excess cash holdings will not have a material impact on the Company’s future earnings, fair values or cash flows related to cash.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). These controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Management, under supervision and with participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that our disclosure controls and procedures were effective as of this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1	Second Amendment to the Line of Credit Authorization effective February 12, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: February 17, 2015	Broadview Institute, Inc. (Registrant)

	By:	/s/ Jeffrey D. Myhre
Jeffrey D. Myhre, Chief Executive Officer

And:	/s/ Kenneth J. McCarthy
Kenneth J. McCarthy, Chief Financial Officer